Form 10-Q
period 1995-03-31
LOYOLA CAPITAL CORP
filed 1995-05-12
CIK 798953

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                              __________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                      Commission file number 0-15169

                        Loyola Capital Corporation
________________________________________________________________________________
             Exact Name of Registrant as Specified in its Charter

             Maryland                                #52-14779656
_____________________________________    _____________________________________
      State of Incorporation               I.R.S. Employer Identification No.

1300 N. Charles St., Baltimore, Maryland               21201-5705
________________________________________    ___________________________________
 Address of Principal Executive Offices                 Zip Code

Registrant's telephone number, including area code is (410) 787-3100

_______________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                   Yes ____X____          No _________

On April 28, 1995, 8,107,750 shares of the Registrant's Common Stock, $.10 par value, were outstanding.

                 LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                            10-Q Quarterly Report
                         Quarter Ended March 31, 1995


                                     INDEX


                                                                      Page No.
                                                                      --------
Part I - Financial Information

   Item 1.  Financial Statements:

      Unaudited Consolidated Statements of Financial Condition
           as of March 31, 1995 and December 31, 1994                      3

      Unaudited Consolidated Statements of Income for the three
           months ended March 31, 1995 and 1994                          4-5

      Unaudited Consolidated Statements of Cash Flows for the
           three months ended March 31, 1995 and 1994                    6-7

      Unaudited Note to Consolidated Financial Statements                  8


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   9-14


Part II - Other Information                                               15

Exhibit 11 - Calculation of Earnings Per Share                            16

Signatures                                                                17

                          Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (Unaudited)

                                                           March 31,      December 31,
                                                             1995              1994
                                                           ----------     ------------
                                                                 (IN THOUSANDS)
ASSETS
Cash and demand deposits                                   $   19,959           24,426
Money market investments                                       34,423            3,286
Investment securities, fair value $60,697
  in 1995 and $114,709 in 1994                                 62,424          117,907
Mortgage-backed securities, fair value $210,890
  in 1995 and $207,521 in 1994                                224,832          229,429
Loans held for sale                                            34,236           31,006
Loans receivable, net                                       2,008,181        1,952,272
Investments in real estate, net                                24,634           26,374
Federal Home Loan Bank of Atlanta stock, at cost               36,642           37,418
Property and equipment                                         24,021           24,707
Prepaid expenses and other assets                              17,691           19,933
Deferred income taxes                                           6,442            6,078
                                                           ----------     ------------
                                                           $2,493,485        2,472,836
                                                           ----------     ------------
                                                           ----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                 $1,485,926        1,469,925
  Notes payable and other borrowings                          769,193          777,577
  Mortgage escrow accounts                                     40,216           27,918
  Drafts payable                                               12,516           16,908
  Federal and state income taxes                                4,527            2,876
  Accrued expenses and other liabilities                        8,828            8,538
                                                           ----------     ------------
    Total liabilities                                       2,321,206        2,303,742
                                                           ----------     ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 15,000,000
    shares authorized, none issued                                 --               --
  Common stock, $.10 par value, 35,000,000
    shares authorized, 8,107,750 shares issued
    and outstanding in 1995 and 8,091,699 shares
    in 1994                                                       811              809
  Additional paid-in capital                                   44,206           44,118
  Retained income, substantially restricted                   127,262          124,167
                                                           ----------     ------------
    Total stockholders' equity                                172,279          169,094
                                                           ----------     ------------
                                                           $2,493,485        2,472,836
                                                           ----------     ------------
                                                           ----------     ------------

See accompanying note to consolidated financial statements.

                   LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                             1995             1994
                                                            -------          -------
                                                              (IN THOUSANDS EXCEPT
                                                                 PER-SHARE DATA)
INTEREST INCOME
  Loans receivable                                          $39,909           32,550
  Mortgage-backed securities                                  3,457            3,700
  Investments                                                 2,331            2,886
                                                            -------          -------
    Total interest income                                    45,697           39,136
                                                            -------          -------
INTEREST EXPENSE
  Deposits                                                   16,335           13,546
  Notes payable and other borrowings                         11,609            8,857
                                                            -------          -------
    Total interest expense                                   27,944           22,403
                                                            -------          -------
NET INTEREST INCOME                                          17,753           16,733
PROVISION FOR LOAN LOSSES                                       201              180
                                                            -------          -------
  Net interest income after
    provision for loan losses                                17,552           16,553
                                                            -------          -------
NONINTEREST INCOME
  Service fees on loans                                       1,611            1,539
  Service fees on deposits                                      321              221
  Insurance commissions                                         537              486
  Gain (loss) on sales of loans, net                            (62)             403
  Other                                                         282              219
                                                            -------          -------
    Total noninterest income                                  2,689            2,868
                                                            -------          -------
NONINTEREST EXPENSE
  Salaries and employee benefits                              6,501            6,359
  Rent and other occupancy                                    1,257            1,160
  Advertising                                                   578              491
  Data processing                                             1,609            1,628
  Equipment                                                     439              433
  Federal deposit insurance and fees                            934              919
  (Income) loss on investments in real estate, net             (351)             229
  Other                                                       2,462            2,395
                                                            -------          -------
    Total noninterest expense                                13,429           13,614
                                                            -------          -------
INCOME BEFORE INCOME TAXES                                    6,812            5,807
INCOME TAXES                                                  2,744            2,317
                                                            -------          -------
NET INCOME                                                  $ 4,068            3,490
                                                            -------          -------
                                                            -------          -------

                                   (continued)

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                             1995             1994
                                                            -------          -------
                                                              (IN THOUSANDS EXCEPT
                                                                 PER-SHARE DATA)
NET INCOME PER SHARE
   Primary                                                  $   .47              .41
   Average shares primary                                     8,663            8,597
   Fully diluted                                            $   .47              .40
   Average shares fully diluted                               8,704            8,633




See accompanying note to consolidated financial statements.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                            1995           1994
                                                                          ---------      ---------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income                                                              $   4,068          3,490
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loans originated for sale, net                                        (56,851)      (165,339)
      Purchase of loans acquired for sale                                   (23,871)      (112,813)
      Sales of loans originated for sale                                     77,430        317,629
      Amortization of unearned loan fees                                       (457)          (591)
      Depreciation and amortization                                           1,042          1,032
      Deferred income taxes                                                    (364)          (357)
      Equity in net income of real estate joint ventures                       (735)          (779)
      Net increase (decrease) in accrued interest payable on deposits           (51)            54
      Provision for losses on loans and investments in real estate              497          1,068
      Gain on sales of loans                                                     62           (403)
      Gain on sale of real estate owned                                        (128)          (219)
      Net increase  (decrease) in accrued expenses and other
        liabilities                                                             290           (334)
      Net increase in federal and state income taxes payable                  1,651          2,631
      Other, net                                                              2,533          2,246
                                                                          ---------      ---------

        Net cash provided by operating activities                             5,116         47,315
                                                                          ---------      ---------
INVESTING ACTIVITIES:
  Loan originations                                                        (104,060)      (100,460)
  Loan fees deferred                                                            374          1,404
  Purchases of loans and participations in loans                            (22,318)            --
  Principal repayments on loans                                              73,343        110,177
  Purchases of investment securities and Federal Home
    Loan Bank stock                                                          (3,926)            --
  Redemptions of investment securities and Federal Home
    Loan Bank stock                                                          59,782         58,196
  Purchases of mortgage-backed securities                                        --            (23)
  Repayments of mortgage-backed securities                                    4,230          2,100
  Net (increase) decrease in investments in and advances to real
    estate joint ventures                                                      (888)           598
  Net decrease in other real estate                                             666          1,714
  Purchase of equipment                                                        (356)          (718)
                                                                          ---------      ---------
        Net cash  provided by investing activities                            6,847         72,988
                                                                          ---------      ---------


                                  (continued)

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                            1995           1994
                                                                          ---------      ---------
                                                                               (IN THOUSANDS)
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                        16,052        (18,665)
  Net increase (decrease) in short-term borrowings (original
    maturities less than three months)                                        4,348        (81,376)
  Proceeds from advances from Federal Home Loan Bank
    of Atlanta                                                              944,492        104,193
  Repayment of advances from Federal Home Loan Bank
    of Atlanta                                                             (961,600)      (114,200)
  Net increase in mortgage escrow accounts                                   12,298         12,186
  Payment of dividends on common stock                                         (972)          (805)
  Proceeds from exercise of stock options                                        89             39
                                                                          ---------      ---------
        Net cash provided (used) by financing activities                     14,707        (98,628)
                                                                          ---------      ---------
Increase in cash and cash equivalents                                        26,670         21,675
Cash and cash equivalents at beginning of year                               27,712         94,000
                                                                          ---------      ---------
Cash and cash equivalents at end of quarter                               $  54,382        115,675
                                                                          ---------      ---------
                                                                          ---------      ---------


See accompanying note to consolidated financial statements.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1995 and 1994
                                  (Unaudited)


(1)  Basis of Presentation

     In the opinion of management of Loyola Capital Corporation (the "Corporation"), the unaudited Consolidated Financial Statements contain all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the statements of financial condition, income and cash flows for the periods presented (the "Statements"). The Statements have been prepared using the accounting policies described in the 1994 Annual Report to Stockholders.

     Cash equivalents for purposes of the Consolidated Statements of Cash Flows includes money market investments. Cash payments for income taxes were $1.5 million and $129,000 for the three months ended March 31, 1995 and 1994, respectively. Interest paid on deposits and borrowings was $27.7 million and $23.0 million for the three months ended March 31, 1995 and 1994, respectively. Loans transferred to real estate acquired through foreclosures were $609,000 and $1.7 million for the three months ended March 31, 1995 and 1994, respectively. Loans originated to finance the sale of investments in real estate were $2.7 million and $2.4 million for the three months ended March 31, 1995 and 1994, respectively.

     Primary net income per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended March 31, 1995 and 1994. Fully diluted net income per common share is based on the average shares outstanding during the three months ended March 31, 1995 and 1994, adjusted for the dilutive effect of stock options, which are considered common stock equivalents in the calculation of net income per common share.

     The consolidated results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

     The market values of investment securities and mortgage-backed securities are shown in the Consolidated Statements of Financial Condition. Gross unrealized gains and losses on such securities were as follows:


                                       March 31, 1995               December 31, 1994
                                  -------------------------      -------------------------
                                    Gross          Gross           Gross          Gross
                                  Unrealized     Unrealized      Unrealized     Unrealized
                                    Gains         Losses           Gains         Losses
                                  ----------     ----------      ----------     ----------
                                                       (IN THOUSANDS)
Investment securities                    $25          1,752              18          3,216
Mortgage-backed securities                --         13,942              --         21,908



     The Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("Statement 114"), as amended by Statement 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively referred to as "Statement 114") effective January
1, 1995. As of January 1, 1995 and March 31, 1995, the Corporation did not have any loans which are considered to be impaired as defined in Statement 114.

    Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased 6.1% during the quarter ended March 31, 1995 when compared with the quarter ended March 31, 1994. The following table presents changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the periods indicated.


                                           Three Months Ended
                                             March 31, 1995
                                        Compared to March 31, 1994
                                       ---------------------------
                                           Increase (Decrease)
                                       ---------------------------
                                       Due to      Due to
                                       Volume       Rate       Net
                                       -------      ------    ------
                                               (IN THOUSANDS)
INTEREST INCOME:
  Loans receivable and mortgage-
    backed securities                  $ 6,065       1,051     7,116
  Investments                           (1,539)        984      (555)
                                       -------      ------    ------
      Total interest-earnings assets     4,526       2,035     6,561
                                       -------      ------    ------
INTEREST EXPENSE:
  Deposits                                 633       2,156     2,789
  Notes payable and other
    borrowings                             987       1,765     2,752
                                       -------      ------    ------
      Total interest-bearing
        liabilities                      1,620       3,921     5,541
                                       -------      ------    ------
Net interest income                    $ 2,906      (1,886)    1,020
                                       -------      ------    ------
                                       -------      ------    ------

     The increase in net interest income for the quarter ended March 31, 1995 was due primarily to the increased size of the mortgage and consumer loan portfolios which was partially offset by the decline in the Corporation's interest rate spread. Also contributing to this increase was the redeployment of assets from lower-yielding investments and mortgage-backed securities to higher-yielding mortgage and consumer loans. The decline in the Corporation's interest rate spread for the three months ended March 31, 1995 was due primarily to rising market interest rates which impact deposit and short-term borrowing rates more quickly than mortgage rates.

     The average balances of interest-earning assets and interest-bearing liabilities increased during the quarter ended March 31, 1995 when compared to the same period for the prior year. These increases reflect management's decision to expand the level of interest-earning assets thus leveraging the capital position of the Corporation's principal subsidiary, Loyola F.S.B. (the "Bank").

     The following table sets forth information regarding the dollar amount of revenue from interest-earning assets and the resulting yields, as well as the interest expense associated with interest-bearing liabilities for the three month periods ended March 31. The table also reflects the interest rate spread and the net interest margin on the Corporation's interest-earning assets and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                             Three Months Ended March 31,
                                    ------------------------------------------------------------------------------
                                                     1995                                       1994
                                    -----------------------------------       ------------------------------------
                                      Average                    Yield/        Average                     Yield/
                                      Balance      Interest      Rate          Balance       Interest      Rate
                                    ----------    ----------   --------       ----------    ----------    --------
                                                                (DOLLARS IN THOUSANDS)
WEIGHTED AVERAGE YIELD ON:
  Loans receivable and mortgage-
    backed securities               $2,231,668        43,366       7.80%      $1,946,287        36,250        7.47%
  Investments                          165,471         2,331       5.71          294,231         2,886        3.98
                                    ----------    ----------                  ----------    ----------
All interest-earning assets         $2,397,139        45,697       7.65       $2,240,518        39,136        7.01
                                    ----------    ----------                  ----------    ----------
                                    ----------    ----------                  ----------    ----------
WEIGHTED AVERAGE RATES PAID ON:
  Deposits                          $1,508,450        16,335       4.39       $1,441,570        13,546        3.81
  Notes payable and other
    borrowings                         783,228        11,609       6.01          709,154         8,857        5.07
                                    ----------    ----------                  ----------    ----------
All interest-bearing liabilities    $2,291,678        27,944       4.95       $2,150,724        22,403        4.22
                                    ----------    ----------                  ----------    ----------
                                    ----------    ----------                  ----------    ----------
Interest rate spread                                               2.70                                       2.79
Net interest margin                                                2.93                                       2.96
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                              1.05x                                      1.04x


ASSET QUALITY

     The provision for losses on loans and investments in real estate is determined based on management's judgment concerning the inherent risks and quality of the loan portfolio. Management considers a range of factors in its regular review of asset quality. Such factors include historical loss experience, the present and prospective financial condition of borrowers, the estimated value of underlying collateral, geographical and industry concentrations, economic conditions, delinquency experience and the status of nonperforming assets. The adequacy of the allowances for losses on loans and investments in real estate is determined through an asset classification process performed on a quarterly basis. This process involves a consistent detailed analysis of the loan and real estate portfolios and the related allowances for losses. Management believes that based on these analyses, the allowances for losses on loans and investments in real estate are adequate at March 31, 1995.

     The following is a summary of the Corporation's nonperforming assets as of the dates indicated:

                                                      March 31,    December 31,
                                                        1995           1994
                                                      ---------    ------------
                                                           (IN THOUSANDS)
Nonaccrual loans                                        $ 6,311           7,682
Real estate acquired through foreclosure                 19,465          20,601
Repossessed autos and boats                                 402             581
                                                      ---------    ------------
                                                        $26,178          28,864
                                                      ---------    ------------
                                                      ---------    ------------

     Real estate acquired through foreclosure decreased $1.1 million during the three months ended March 31, 1995 primarily due to sales of lots and condominium units in various projects. Repossessed autos and boats decreased due to improved quality and continued aggressive collection procedures.

     The following table presents the Corporation's allowances for losses on loans and investments in real estate acquired through foreclosure as of the dates indicated:

                                                      March 31,    December 31,
                                                        1995           1994
                                                      ---------    ------------
                                                        (DOLLARS IN THOUSANDS)
Consumer and commercial loans                           $10,531          10,560
Construction and mortgage loans                           3,265           3,173
Real estate acquired through foreclosure                  8,466           9,008
                                                      ---------    ------------
                                                        $22,262          22,741
                                                      ---------    ------------
                                                      ---------    ------------
Ratio of allowances for losses to nonperforming assets     85.0%           78.8


PROVISION FOR LOAN LOSSES

     The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         1995           1994
                                                      ---------      ---------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                          $13,733         14,625
                                                      ---------      ---------
Charge-offs                                                 672          1,216
Recoveries                                                 (534)          (663)
                                                      ---------      ---------
  Net charge-offs                                           138            553
                                                      ---------      ---------
Provision for loan losses                                   201            180
                                                      ---------      ---------
Balance at end of period                                $13,796         14,252
                                                      ---------      ---------
                                                      ---------      ---------

     The provision for loan losses increased $21,000 for the three months ended March 31, 1995 when compared to the same period for the prior year. Charge-offs net of recoveries decreased $415,000 for the three months ended March 31, 1995 when compared with the same period in 1994.

     The decrease in net charge-offs was due primarily to a $303,000 year-to-date reduction in net charge-offs of consumer loans. This decrease was due to continued aggressive collection and recovery procedures.

NONINTEREST INCOME

     When compared with the same period in 1994, noninterest income decreased $179,000 for the three months ended March 31, 1995 primarily due to a decrease of $465,000 in gains on sales of loans. This decrease is the result of a decline in the volume of loans sold on a servicing-released basis as the Corporation experienced significantly lower loan origination volumes.

NONINTEREST EXPENSES

     Noninterest expenses decreased $185,000 for the quarter ended March 31, 1995 when compared with the same period in 1994. This decrease was due primarily to a $570,000 reduction in the provision for losses on real estate acquired via foreclosure. This reduction was due to a lower level of such foreclosed assets and improving market conditions for certain properties.

     Salaries and employee benefits increased $142,000 for the quarter ended March 31, 1995 when compared with the same period in 1994. This increase was due to lower loan origination volumes, which result in a higher ratio of salaries and benefits charged to expense rather than being deferred and expensed over the life of the related loans.

     Rent and other occupancy costs increased $97,000 in the quarter ended March 31, 1995 when compared with the same period in 1994 primarily due to occupancy costs related to branch locations acquired from the Resolution Trust Corporation in late 1994.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

     Money market investments increased from $3.3 million at December 31, 1994 to $34.4 million at March 31, 1995, while investment securities decreased $55.5 million (47.0%). These changes were due to the reinvestment of a portion of matured treasury securities into overnight federal funds and the redeployment of funds to higher-yielding mortgage and consumer loans.

     Loans receivable increased $55.9 million (2.9%) at March 31, 1995 compared to December 31, 1994. This increase was due mainly to a greatly reduced level of loan refinancings resulting from rising interest rates. In addition, the rise in interest rates produced a higher volume of adjustable-rate mortgage originations, which are retained in the loan portfolio. The above factors combined to more than offset the effect of the decrease in originations of fixed-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

     As a federal thrift institution, the Bank is required by its primary regulator, the Office of Thrift Supervision ("OTS"), to maintain daily average balances of liquid assets equal to 5% of net withdrawable accounts and borrowings payable in one year or less. The Bank's liquidity ratio averaged 5.0% for March, 1995, and 4.0% for December, 1994. The Bank's liquidity ratio declined below the required 5% in December, 1994 due to certain U.S. Treasury securities which had been pledged as collateral on reverse repurchase agreements, thus disqualifying such investments from the liquidity calculation. This shortfall was restored in January, 1995.

     The Bank's principal sources of funds are deposits, loan payments, sales of loans, advances from the Federal Home Loan Bank of Atlanta, reverse repurchase agreements and income from operations.

     OTS regulations require that thrift institutions maintain the following minimum capital levels: (a) tangible capital of 1.5% of adjusted total assets, (b) core capital of 3% of adjusted total assets, and (c) risk-based capital of 8.0% of total risk-weighted assets.

     The tangible capital ratio seeks to measure the adequacy of capital to assets without giving credit for the value of most intangible assets which can be carried on the balance sheet of a thrift institution. The core capital ratio also tests the strength of capital to assets but gives credit for certain intangible assets. The risk-based capital requirement involves weighting assets, commitments and obligations for credit and other risk factors so that thrift institutions with higher risks of loss will be required to maintain more capital than those with less risky operations. A transitional rule which requires that an increasing percentage of certain assets be eliminated from the calculations has the effect of making the ratios progressively more difficult to achieve.

     In August, 1993, the OTS adopted a final rule for calculating an interest rate risk ("IRR") component of risk-based capital. The new rule became effective January 1, 1994, however, the IRR capital deduction discussed below has been waived until the OTS publishes guidelines under which institutions may appeal such a deduction. The OTS began calculating the IRR component quarterly for each institution starting in 1994.

     To estimate IRR, the OTS computes each institution's net portfolio value ("NPV") in the present interest rate environment versus NPVs derived after applying parallel rate shifts of plus and minus 200 basis points. If there is a measured decline in NPV greater than 2% of the estimated market value of the institution's assets at each of the three most recent quarter ends, then an institution will be required to deduct an IRR component in calculating its risk-based capital. This component is equal to one-half of the difference between its measured IRR and 2%, multiplied by the market value of its assets.

     Based upon the latest available quarterly proforma computations of NPV by the OTS in 1994, the Bank's measured IRR exceeded 2% of the estimated market value of its assets at September 30 and December 31, 1994. If the measured IRR exceeds 2% for the next quarter, the Bank's risk-based capital ratio would be reduced at June 30, 1995. Such reduction is not expected to affect the Bank's ability to meet its minimum capital requirements. However, it could affect the Bank's capital category discussed below.

     The prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain defined restrictions. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier one risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The Bank is in the "well capitalized" category at March 31, 1995 based upon its capital ratios noted below.

     The table below presents the Bank's regulatory capital position at March 31, 1995 relative to its various minimum regulatory capital requirements applicable at that date and on a fully phased-in basis.


                                                                       Fully Phased-In
                                             Actual at              Using March 31, 1995
                                          March 31, 1995                   Balances
                                     -------------------------     ------------------------
                                                    Percent of                   Percent of
                                                    Regulatory                   Regulatory
                                       Amount         Assets         Amount        Assets
                                     ----------     ----------     ----------    ----------
                                                      (DOLLARS IN THOUSANDS)
Tangible capital                     $  147,914           5.96%       141,310          5.71%
Tangible capital regulatory
  requirement                            37,208           1.50         37,096          1.50
                                     ----------     ----------     ----------    ----------
Excess                               $  110,706           4.46%       104,214          4.21%
                                     ----------     ----------     ----------    ----------
                                     ----------     ----------     ----------    ----------
Leverage (core) capital              $  147,914           5.96%       141,310          5.71%
Leverage (core) capital
  regulatory requirement                 74,416           3.00         74,192          3.00
                                     ----------     ----------     ----------    ----------
Excess                               $   73,498           2.96%        67,118          2.71%
                                     ----------     ----------     ----------    ----------
                                     ----------     ----------     ----------    ----------
Regulatory assets                    $2,480,523                     2,473,057
                                     ----------                    ----------
                                     ----------                    ----------
Risk-based capital                   $  159,381          10.24%       152,777          9.86%
Current risk-based capital
  regulatory requirement                124,531           8.00        123,933          8.00
                                     ----------     ----------     ----------    ----------
Excess                                  $34,850           2.24%        28,844          1.86%
                                     ----------     ----------     ----------    ----------
                                     ----------     ----------     ----------    ----------
Risk-weighted assets                 $1,556,633                     1,549,167
                                     ----------                    ----------
                                     ----------                    ----------


     The Bank's excess risk-based capital increased as of March 31, 1995 when compared with December 31, 1994 primarily due to net income for the three months ended March 31, 1995 which was partially offset by an increase of $39.2 million in risk-weighted assets.

     The primary reason for the decrease in capital on a fully phased-in basis is the phase-out from capital of the Bank's investment in real estate held for development and sale and investments in and advances to real estate joint ventures.

                                    Part II
                               Other Information

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities.
          a.   None
          b.   None

Item 3.   Defaults Upon Senior Securities.
          a.   None
          b.   None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          a.   None
          b. The Registrant filed a Current Report on Form 8-K on May 5, 1995 to report that it had entered into a binding letter agreement and related stock option agreement with Crestar Financial Corporation ("Crestar") under which the outstanding Common Stock of the Registrant would be exchanged for .69 shares of Crestar Common Stock (the "Acquisition"). The Acquisition is subject to the execution of a definitive agreement between the two institutions as well as approval by regulators and the Registrant's stockholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Loyola Capital Corporation
                                       ________________________________________
                                       (Registrant)




Date  May 12, 1995                     By  James V. McAveney
     ----------------------               -------------------------------------
                                          James V. McAveney
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer




Date  May 12, 1995                     By  Dennis P. Neville
     ----------------------               -------------------------------------
                                          Dennis P. Neville
                                          Senior Vice President and Controller