Form 10-Q/A
period 1995-03-31
LOYOLA CAPITAL CORP
filed 1995-07-21
CIK 798953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-Q/A

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995
                                    --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from _______________ to ___________________


                         Commission file number 0-15169
                                                --------


                           Loyola Capital Corporation
- -------------------------------------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


                Maryland                              #52-14779656
     ------------------------------          ------------------------------
         State of Incorporation            I.R.S. Employer Identification No.


 1300 N. Charles St., Baltimore, Maryland              21201-5705
 ----------------------------------------    ------------------------------
 Address of Principal Executive Offices                 Zip Code


Registrant's telephone number, including area code is (410) 787-3100
                                                      --------------

- -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  Yes   X   No
                                      ----     ----



On April 28, 1995, 8,107,750 shares of the Registrant's Common Stock, $.10 par value, were outstanding.

                   LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                             10-Q/A Quarterly Report
                           Quarter Ended March 31, 1995





                                      INDEX

                                                                        Page No.
                                                                       ---------

Part II - Other Information


Exhibit 27 - Financial Data Schedule

Signatures

                                     Part II
                                Other Information


Item 6.        Exhibits and Reports on Form 8-K.
               a.  Exhibit 27 - Financial Data Schedule
               b.      (1) The Registrant filed a Current Report on Form 8-K on
                    May 5, 1995 to report that it had entered into a binding letter agreement and related stock option agreement with Crestar Financial Corporation ("Crestar") under which the outstanding Common Stock of the Registrant would be exchanged for .69 shares of Crestar Common Stock (the "Acquisition"). The Acquisition is subject to the execution of a definitive agreement between the two institutions as well as approval by regulators and the Registrant's stockholders.

                      (2) The Registrant filed a Current Report on Form 8-K on
                    May 30, 1995 to report that Loyola had executed an Agreement and Plan of Merger with Crestar. Crestar's acquisition of Loyola is subject to the approval of regulators and Loyola stockholders.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Loyola Capital Corporation

                                        --------------------------------------
                                        (Registrant)


Date  July 21, 1995                     By /s/ James V. McAveney
     ----------------------                -----------------------------------
                                            James V. McAveney
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer




Date  July 21, 1995                     By /s/ Dennis P. Neville
     ----------------------                -----------------------------------
                                            Dennis P. Neville
                                            Senior Vice President and Controller