Form 10-Q
period 1995-06-30
LOYOLA CAPITAL CORP
filed 1995-08-11
CIK 798953

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                       __________________

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

                              OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to __________________

                 Commission file number 0-15169

                   Loyola Capital Corporation

__________________________________________________________________________
       Exact Name of Registrant as Specified in its Charter

            Maryland                             #52-14779656
_______________________________        ___________________________________
    State of Incorporation              I.R.S. Employer Identification No.

1300 N. Charles St., Baltimore, Maryland         21201-5705
_______________________________        ___________________________________
Address of Principal Executive Offices            Zip Code

Registrant's telephone number, including area code is (410) 787-3100

__________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

               Yes         X          No _________

On July  31, 1995, 8,114,575 shares of the Registrant's  Common
Stock, $.10 par value, were outstanding.

            LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                      10-Q Quarterly Report
                   Quarter Ended June 30, 1995



                              INDEX

                                                                    Page No.
                                                                    --------
Part I - Financial Information

  Item 1. Financial Statements:

          Unaudited Consolidated Statements of Financial
          Condition as of June 30, 1995 and December 31, 1994              3

          Unaudited Consolidated Statements of Income for the
          three months ended June 30, 1995 and 1994 and the six
          months ended June 30, 1995 and 1994                            4-5

          Unaudited Consolidated Statements of Cash Flows for the
          six months ended June 30, 1995 and 1994                        6-7

          Unaudited Note to Consolidated Financial Statements              8


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-16


Part II - Other Information                                               17

Signatures                                                                18

Exhibit 11 - Calculation of Earnings Per Share                            19

Exhibit 27 - Financial Data Schedule                                      20

                         Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                 LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (Unaudited)


                                                   JUNE 30,    DECEMBER 31,
                                                     1995          1994
                                                 ------------   ------------
                                                        (IN THOUSANDS)
ASSETS
Cash and demand deposits                         $     22,737         24,426
Money market investments                               59,279          3,286
Investment securities, fair value $50,576
  in 1995 and $114,709 in 1994                         51,765        117,907
Mortgage-backed securities, fair value $214,708
  in 1995 and $207,521 in 1994                        220,011        229,429
Loans held for sale                                    65,426         31,006
Loans receivable, net                               2,053,093      1,952,272
Investments in real estate, net                        19,716         26,374
Federal Home Loan Bank of Atlanta stock, at cost       37,109         37,418
Property and equipment                                 25,091         24,707
Prepaid expenses and other assets                      18,010         19,933
Deferred income taxes                                   7,455          6,078
                                                 ------------   ------------
                                                 $  2,579,692      2,472,836
                                                 ------------   ------------
                                                 ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                     $  1,518,276      1,469,925
    Notes payable and other borrowings                805,968        777,577
    Mortgage escrow accounts                           51,543         27,918
    Drafts payable                                     15,896         16,908
    Federal and state income taxes                      2,625          2,876
    Accrued expenses and other liabilities              9,646          8,538
                                                 ------------   ------------
         Total liabilities                          2,403,954      2,303,742
                                                 ------------   ------------
Stockholders' equity:
    Preferred stock, $.10 par value,
      15,000,000 shares authorized, none issued           ---            ---
    Common stock, $.10 par value, 35,000,000
      shares authorized, 8,111,600 shares issued
      and outstanding in 1995 and 8,091,699 shares
      in 1994                                             811            809
    Additional paid-in capital                         44,258         44,118
    Retained income, substantially restricted         130,669        124,167
                                                 ------------   ------------
         Total stockholders' equity                   175,738        169,094
                                                 ------------   ------------
                                                 $  2,579,692      2,472,836
                                                 ------------   ------------
                                                 ------------   ------------


See accompanying note to consolidated financial statements.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                        1995       1994      1995     1994
                                      --------    ------    ------    -----
                                       (IN THOUSANDS EXCEPT PER-SHARE DATA)
INTEREST INCOME
  Loans receivable                    $ 41,618    32,542    81,527    65,092
  Mortgage-backed securities             3,387     3,664     6,844     7,364
  Investments                            2,070     2,321     4,401     5,207
                                      --------    ------    ------    ------
    Total interest income               47,075    38,527    92,772    77,663
                                      --------    ------    ------    ------
INTEREST EXPENSE
  Deposits                              18,059    14,226    34,394    27,772
  Notes payable and other borrowings    11,298     7,906    22,907    16,763
                                      --------    ------    ------    ------
    Total interest expense              29,357    22,132    57,301    44,535
                                      --------    ------    ------    ------
NET INTEREST INCOME                     17,718    16,395    35,471    33,128
PROVISION FOR LOAN LOSSES                  236       180       437       360
                                      --------    ------    ------    ------
  Net interest income after
    provision for loan losses           17,482    16,215    35,034    32,768
                                      --------    ------    ------    ------
NONINTEREST INCOME
  Service fees on loans                  1,471     1,687     3,082     3,226
  Service fees on deposits                 392       253       713       474
  Insurance commissions                    695       580     1,232     1,066
  Gain (loss) on sales of loans, net       (52)      765      (114)    1,168
  Other                                    363       231       645       450
                                      --------    ------    ------    ------
    Total noninterest income             2,869     3,516     5,558     6,384
                                      --------    ------    ------    ------
NONINTEREST EXPENSE
  Salaries and employee benefits         6,734     6,920    13,235    13,279
  Rent and other occupancy               1,156     1,173     2,413     2,333
  Advertising                              573       656     1,151     1,147
  Data processing                        1,621     1,647     3,230     3,275
  Equipment                                404       443       843       876
  Federal deposit insurance and fees       935       920     1,869     1,839
  Income on investments in real
    estate, net                           (907)     (293)   (1,258)      (64)
  Other                                  2,503     2,262     4,965     4,657
                                      --------    ------    ------    ------
    Total noninterest expense           13,019    13,728    26,448    27,342
                                      --------    ------    ------    ------
INCOME BEFORE INCOME TAXES               7,332     6,003    14,144    11,810
INCOME TAXES                             2,951     2,362     5,695     4,679
                                      --------    ------    ------    ------
NET INCOME                            $  4,381     3,641     8,449     7,131
                                      --------    ------    ------    ------
                                      --------    ------    ------    ------

                              (continued)

           LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                        1995       1994      1995     1994
                                      --------    ------    ------    -----
                                       (IN THOUSANDS EXCEPT PER-SHARE DATA)
NET INCOME PER SHARE
  Primary                             $    .50       .42       .97      .83
  Average shares primary                 8,765     8,656     8,714    8,626
  Fully diluted                       $    .50       .42       .97      .82
  Average shares fully diluted           8,786     8,675     8,745    8,654


See accompanying note to consolidated financial statements.

           LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                      1995         1994
                                                   ----------   ---------
                                                       (IN THOUSANDS)
Operating activities:
  Net income                                       $    8,449       7,131
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Loans originated for sale, net                (139,737)   (282,024)
      Purchase of loans acquired for sale            (72,128)   (189,278)
      Sales of loans originated for sale             177,331     549,112
      Amortization of unearned loan fees                (843)       (644)
      Depreciation and amortization                    2,056       2,115
      Deferred income taxes                           (1,377)     (1,098)
      Equity in net income of real estate
        joint ventures                                (1,007)     (1,369)
      Net increase (decrease) in accrued
        interest payable on deposits                  (1,676)         14
      Provision for losses on loans and
        investments in real estate                       885       1,742
      (Gain) loss on sales of loans                      114      (1,168)
      Gain on sale of real estate owned                 (621)       (427)
      Net increase  in accrued expenses and
        other liabilities                              1,108          34
      Net increase (decrease) in federal
        and state income taxes payable                  (251)      1,964
      Other, net                                       1,691         840
                                                   ----------   ---------
        Net cash provided (used) by
          operating activities                       (26,006)     86,944
                                                   ----------   ---------
Investing activities:
  Loan originations                                 (221,522)   (236,954)
  Loan fees deferred                                     931       2,713
  Purchases of loans and participations in
    loans                                            (32,037)    (41,683)
  Principal repayments on loans                      157,040     192,138
  Purchases of investment securities and
    Federal Home Loan Bank stock                    (11,990)     (2,772)
  Redemptions of investment securities and
    Federal Home Loan Bank stock                      77,843      58,196
  Purchases of mortgage-backed securities                ---         (23)
  Repayments of mortgage-backed securities             8,812       4,576
  Net (increase) decrease  in investments
    in and advances to real estate joint ventures       (807)        701
  Net decrease in other real estate                    4,782       3,869
  Purchase of equipment                               (2,440)     (1,696)
                                                   ----------   ---------
        Net cash  used by investing
            activities                               (19,388)    (20,935)
                                                   ----------   ---------

                           (continued)

           LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                      1995         1994
                                                   ----------   ---------
                                                       (IN THOUSANDS)
Financing activities:
  Net increase (decrease) in deposits                  50,027      (1,625)
  Net increase (decrease) in short-term
    borrowings (original maturities
    less than three months)                            34,903    (217,797)
  Proceeds from advances from Federal Home
    Loan Bank of Atlanta                            1,612,148     537,968
  Repayment of advances from Federal Home
    Loan Bank of Atlanta                           (1,619,200)   (480,200)
  Net increase in mortgage escrow accounts             23,625      23,273
  Payment of dividends on common stock                 (1,945)     (1,612)
  Proceeds from exercise of stock options                 140         184
                                                   ----------   ---------
        Net cash provided (used) by financing
          activities                                   99,698    (139,809)
                                                   ----------   ---------
Increase (decrease) in cash and cash equivalents       54,304     (73,800)
Cash and cash equivalents at beginning of period       27,712      94,000
                                                   ----------   ---------
Cash and cash equivalents at end of period         $   82,016      20,200
                                                   ----------   ---------
                                                   ----------   ---------


See accompanying note to consolidated financial statements.

           LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1995 and 1994
                           (Unaudited)


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

    Cash equivalents for purposes of the Consolidated Statements of Cash Flows includes money market investments. Cash payments for income taxes were $7.3 million and $3.8 million for the six months ended June 30, 1995 and 1994, respectively. Interest paid on deposits and borrowings was $58.2 million and $45.5 million for the six months ended June 30, 1995 and 1994, respectively. Loans transferred to real estate acquired through foreclosures were $1.2 million and $2.2 million for the six months ended June 30, 1995 and 1994, respectively. Loans originated to finance the sale of investments in real estate were $4.7 million and $3.9 million for the six months ended June 30, 1995 and 1994, respectively.

    Primary net income per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the six months ended June 30, 1995 and 1994. Fully diluted net income per common share is based on the average shares outstanding during the six months ended June 30, 1995 and 1994, adjusted for the dilutive effect of stock options, which are considered common stock equivalents in the calculation of net income per common share.

    The consolidated results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

    The market values of investment securities and mortgage-backed securities are shown in the Consolidated Statements of Financial Condition. Gross unrealized gains and losses on such securities were as follows:


                                   June 30, 1995        December 31, 1994
                              ----------------------  ----------------------
                                Gross       Gross       Gross       Gross
                              Unrealized  Unrealized  Unrealized  Unrealized
                                Gains       Losses      Gains       Losses
                              ----------  ----------  ----------  ----------
                                            (IN THOUSANDS)
Investment securities         $        5       1,194          18       3,216
Mortgage-backed securities           ---       5,303         ---      21,908


    The Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for
Impairment of a Loan" ("Statement 114"), as amended by Statement 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively referred to as "Statement 114") effective January 1, 1995. As of January 1, 1995 and June 30, 1995 the Corporation did not have any loans which are considered to be impaired as defined in Statement
114.

  Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income increased 8.1% during the quarter and 7.1% for the six months ended June 30, 1995 when compared with the prior year periods. The following table presents changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the periods indicated.


                                Three Months Ended       Six Months Ended
                                  June 30, 1995           June 30, 1995
                                 Compared to 1994        Compared to 1994
                              ----------------------  ----------------------
                                Increase(Decrease)      Increase(Decrease)
                              ----------------------  ----------------------
                              Due to  Due to          Due to  Due to
                              Volume   Rate    Net    Volume   Rate    Net
                             -------  ------  ------  ------  ------  ------
                                              (IN THOUSANDS)
Interest Income:
  Mortgage loans             $ 5,836   1,180   7,016  10,632   1,848  12,480
  Construction loans             661     163     824   1,502     334   1,836
  Consumer loans               1,226      10   1,236   2,297    (178)  2,119
  Mortgage-backed securities    (449)    172    (277) (1,097)    577    (520)
  Investments                 (1,064)    813    (251) (2,615)  1,809    (806)
                             -------  ------  ------  ------  ------  ------
      Total interest-earning
        assets                 6,210   2,338   8,548  10,719   4,390  15,109
                             -------  ------  ------  ------  ------  ------
Interest Expense:
  Certificates of deposit      1,760   2,263   4,023   2,344   3,429   5,773
  Money market deposits         (327)    218    (109)    143     949   1,092
  Other deposits                 (50)    (31)    (81)   (196)    (47)   (243)
  Short-term borrowings        2,819     564   3,383   4,752   2,146   6,898
  Long-term borrowings          (180)    189       9  (1,078)    324    (754)
                             -------  ------  ------  ------  ------  ------
      Total interest-bearing
        liabilities            4,022   3,203   7,225   5,965   6,801  12,766
                             -------  ------  ------  ------  ------  ------
Net interest income          $ 2,188    (865)  1,323   4,754  (2,411)  2,343
                             -------  ------  ------  ------  ------  ------
                             -------  ------  ------  ------  ------  ------

    The increase in net interest income for the quarter and the six months ended June 30, 1995 was due primarily to the increased size of the mortgage and consumer loan portfolios which was partially offset by the decline in the Corporation's interest rate spread. Also contributing to this increase was the redeployment of assets from lower-yielding investments and mortgage-backed securities to higher-yielding mortgage and consumer loans. The decline in the Corporation's interest rate spread for the quarter and the six months ended June 30, 1995 was due primarily to higher market interest rates when compared to the prior year periods which impact deposit and short-term borrowing rates more quickly than mortgage rates.

    The average balances of interest-earning assets and interest-bearing liabilities increased during the quarter and the six months ended June 30, 1995 when compared to the same period for the prior year. These increases reflect management's decision in 1994 to expand the level of interest-earning assets thus leveraging the capital position of the Corporation's principal subsidiary, Loyola F.S.B. (the "Bank").

    The following table sets forth information regarding the dollar amount of revenue from interest-earning assets and the resulting yields, as well as the interest expense associated with interest-bearing liabilities for the three and six month periods ended June 30. The table also reflects the interest rate spread and the net interest margin on the Corporation's interest-earning assets and the ratio of average interest-earning assets to average interest-bearing liabilities.


                                                 Three Months Ended June 30,
                                ----------------------------------------------------------
                                            1995                          1994
                                ----------------------------   ---------------------------
                                 Average              Yield/    Average             Yield/
                                 Balance    Interest   Rate     Balance   Interest   Rate
                                ----------  --------  ------   ---------  --------  ------
                                                   (DOLLARS IN THOUSANDS)
WEIGHTED AVERAGE YIELD ON:
  Mortgage loans                $1,581,360    31,419    7.95%  1,285,380    24,403    7.59%
  Construction loans                88,566     2,521   11.42      64,951     1,696   10.48
  Consumer loans                   393,499     7,678    7.83     330,683     6,443    7.81
  Mortgage-backed securities       229,911     3,387    5.89     260,821     3,664    5.62
  Investments                      131,540     2,070    6.31     212,446     2,321    4.38
                                ----------  --------           ---------  --------
    Total interest-earning
      assets                    $2,424,876    47,075    7.77   2,154,281    38,527    7.16
                                ----------  --------           ---------  --------
                                ----------  --------           ---------  --------
WEIGHTED AVERAGE RATES PAID ON:
  Certificates of deposit       $  888,338    12,871    5.81     752,464     8,848     4.72
  Money market deposits            370,326     3,855    4.18     402,518     3,965     3.95
  Other deposits                   297,010     1,333    1.80     308,000     1,413     1.84
  Short-term borrowings            435,155     6,666    6.14     246,954     3,282     5.33
  Long-term borrowings             328,091     4,632    5.66     341,135     4,624     5.44
                                ----------  --------           ---------  --------
    Total interest-bearing
      liabilities               $2,318,920    29,357    5.08   2,051,071    22,132     4.33
                                ----------  --------           ---------  --------
                                ----------  --------           ---------  --------
Interest rate spread                                    2.69                           2.83
Net yield                                               2.91                           3.04
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                           1.05 x                         1.05 x


                                     (continued)


                                                  Six Months Ended June 30,
                                ----------------------------------------------------------
                                            1995                          1994
                                ----------------------------   ---------------------------
                                 Average              Yield/    Average             Yield/
                                 Balance    Interest   Rate     Balance   Interest   Rate
                                ----------  --------  ------   ---------  --------  ------
                                                   (DOLLARS IN THOUSANDS)
Weighted average yield on:
  Mortgage loans                $1,559,379    61,451    7.88%  1,288,158    48,970    7.60%
  Construction loans                86,351     4,975   11.62      59,851     3,139   10.58
  Consumer loans                   387,031    15,101    7.87     328,205    12,983    7.98
  Mortgage-backed securities       229,911     6,844    5.95     267,835     7,364    5.50
  Investments                      148,412     4,401    5.98     253,160     5,207    4.15
                                ----------  --------           ---------  --------
    Total interest-earning
      assets                    $2,411,084    92,772    7.71   2,197,209    77,663    7.09
                                ----------  --------           ---------  --------
                                ----------  --------           ---------  --------
Weighted average rates paid on:
  Certificates of deposit       $  855,184    23,815    5.62     762,749    18,041     4.77
  Money market deposits            383,317     7,876    4.14     375,561     6,785     3.64
  Other deposits                   292,318     2,703    1.86     313,451     2,946     1.90
  Short-term borrowings            440,377    13,658    6.25     276,380     6,760     4.93
  Long-term borrowings             332,805     9,249    5.60     371,907    10,003     5.42
                                ----------  --------           ---------  --------
    Total interest-bearing
      liabilities               $2,304,001    57,301    5.02   2,100,048    44,535     4.28
                                ----------  --------           ---------  --------
                                ----------  --------           ---------  --------
Interest rate spread                                    2.69                           2.81
Net yield                                               2.92                           3.00
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                           1.05 x                         1.05 x



    Non-accruing loans are included in the average balances for loans receivable in the preceding table.

ASSET QUALITY

    The provision for losses on loans and investments in real estate is determined based on management's judgment concerning the inherent risks and quality of the loan portfolio. Management considers a range of factors in its regular review of asset quality. Such factors include historical loss experience, the present and prospective financial condition of borrowers, the estimated value of underlying collateral, geographical and industry concentrations, economic conditions, delinquency experience and the status of nonperforming assets. The adequacy of the allowances for losses on loans and investments in real estate is determined through an asset classification process performed on a quarterly basis. This process involves a consistent detailed analysis of the loan and real estate portfolios and the related allowances for losses. Management believes that based on these analyses, the allowances for losses on loans and investments in real estate are adequate at June 30, 1995.

    The following is a summary of the Corporation's nonperforming assets as of the dates indicated:


                                                      June 30,  December 31,
                                                        1995       1994
                                                      --------  ------------
                                                          (IN THOUSANDS)
Nonaccrual loans                                      $  6,461        7,682
Troubled debt restructurings                             1,455        1,461
Real estate acquired through foreclosure                13,137       20,601
Repossessed autos and boats                                581          581
                                                      --------  ------------
                                                      $ 21,634       30,325
                                                      --------  ------------
                                                      --------  ------------

    It is the Corporation's policy to place all loans 90 days or more past due on nonaccrual status, accordingly, nonaccrual loans includes all loans 90 days or more past due plus loans which, in the opinion of management, full collection of principal and interest is in doubt. A reserve for uncollected interest on nonaccrual loans over 90 days past due is
maintained and adjusted monthly.   This  method effectively charges off
against interest income all accrued interest and places the account in nonaccrual status when 90 days delinquent. All significant delinquent residential and construction loans are reviewed by management on a continuing basis to ascertain the adequacy of the allowance for loan losses.

    Real estate acquired through foreclosure decreased $7.5 million during the six months ended June 30, 1995 primarily due to the sale of a hotel during the second quarter and sales of lots and condominium units in various projects.

    The following table presents the Corporation's allowances for losses on loans and investments in real estate acquired through foreclosure as of the dates indicated:

                                                      June 30,  December 31,
                                                        1995        1994
                                                      --------  ------------
                                                      (DOLLARS IN THOUSANDS)
Consumer and commercial loans                         $ 11,496        10,560
Construction and mortgage loans                          3,339         3,173
Real estate acquired through foreclosure                 6,226         9,008
                                                      --------  ------------
                                                      $ 21,061        22,741
                                                      --------  ------------
                                                      --------  ------------
Ratio of allowances for losses to
  nonperforming assets                                   97.4%          75.0

Provision for Loan Losses

    The following table sets forth the activity in the allowance for loan losses for the periods indicated:


                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------   -----------------
                                          1995      1994      1995      1994
                                        --------   -------   -------   -------
                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period          $ 13,796    14,252    13,733    14,625
                                        --------   -------   -------   -------
Charge-offs                                  539     1,010     1,212     2,226
Recoveries                                 1,342       678     1,877     1,341
                                        --------   -------   -------   -------
  Net charge-offs (recoveries)              (803)      332      (665)      885
                                        --------   -------   -------   -------
Provision for loan losses                    236       180       437       360
                                        --------   -------   -------   -------
Balance at end of period                $ 14,835    14,100    14,835    14,100
                                        --------   -------   -------   -------
                                        --------   -------   -------   -------

    The provision for loan losses increased $56,000 for the quarter and $77,000 for the six months ended June 30, 1995 when compared to the same periods for the prior year. Charge-offs net of recoveries decreased $1.1 million for the quarter and $1.5 million for the six months ended June 30, 1995 when compared to the prior year periods. The increase in recoveries was due primarily to the sale in the second quarter of previously charged-off automobile loans which resulted in a recovery of $850,000.

NONINTEREST INCOME

    When compared with the same periods in 1994, noninterest income decreased $647,000 for the quarter and $826,000 for the six months ended June 30, 1995 primarily due to a decrease in gains on sales of loans which totalled $817,000 for the quarter and $1.3 million for the six months ended
June 30, 1995.   These decreases  for  the quarter and six months are the
result  of  a decline in the volume of loans sold on a servicing-released
basis as   the   Corporation  experienced  significantly   lower   loan
origination volumes.

NONINTEREST EXPENSES

    Noninterest expenses decreased $709,000 for the quarter and $894,000 for the six months ended June 30, 1995 when compared with the same periods in 1994. The above decreases were due primarily to an increase in income on investments in real estate of $614,000 for the quarter and $1.2 million for the six months ended June 30, 1995 when compared to the prior year periods.

    The increases in income on investments in real estate were due primarily to a reduction in the provision for losses on real estate acquired through foreclosure. Such provisions declined $607,000 for the quarter and $1.2 million for the six months ended June 30, 1995 when compared to the prior year periods. The reduced provisions were due to a declining level of foreclosed assets, recoveries of previously recognized losses due to legal action and improving market conditions for the sale of such properties.

    Excluding the effect of the income on investments in real estate, noninterest expense decreased $95,000 for the quarter and increased $300,000 for the six months ended June 30, 1995 when compared to the prior year periods.

    Salaries and employee benefits decreased $186,000 for the quarter and $44,000 for the six months ended June 30, 1995 when compared with the same periods in 1994. These decreases reflect reduced staffing levels resulting from the restructuring of the Corporation's mortgage banking subsidiary which was completed during the third quarter of 1994. Such decreases were partially offset by lower loan origination volumes, which result in a higher ratio of salaries and benefits charged to expense rather than being deferred and expensed over the life of the related loans.

    Other noninterest expenses increased $241,000 for the quarter and $308,000 for the six months ended June 30, 1995 when compared to the prior year periods. These increases were due primarily to increased amortization of deposit purchase premiums on deposits purchased in the third quarter of 1994.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

    Money market investments increased $56.0 million while investment securities decreased $66.1 million (56.1%) during the six months ended June 30, 1995. These changes were due to the reinvestment of matured securities primarily into overnight federal funds.

    Loans receivable increased $100.8 million (5.2%) at June 30, 1995 compared to December 31, 1994. This increase was due mainly to a greatly
reduced level of loan payoffs over the  last  six months.   This  reduced
level of loan payoffs together with increased volumes of adjustable rate mortgage loans which are maintained in portfolio more than offset the effect of the decrease in originations of fixed-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

    As a federal thrift institution, the Bank is required by its primary regulator, the Office of Thrift Supervision ("OTS"), to maintain daily average balances of liquid assets equal to 5% of net withdrawable accounts
and borrowings payable in one year  or less.   The Bank's liquidity ratio
averaged 5.0% for June, 1995, and 4.0% for December, 1994. The Bank's liquidity ratio declined below the required 5% in December, 1994 due to certain U.S. Treasury securities which had been pledged as collateral
on reverse   repurchase   agreements,   thus   disqualifying    such
investments from the liquidity calculation. This shortfall was restored in January, 1995.

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

    In August 1993, the OTS adopted a final rule for calculating an interest rate risk ("IRR") component of risk-based capital. The new rule became effective January 1, 1994, however, the IRR capital deduction discussed below has been waived until the OTS publishes guidelines under which institutions may appeal such a deduction. The OTS began calculating the IRR component quarterly for each institution starting in 1994.

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

    Based   upon  the  latest  available  quarterly   proforma computations
of NPV by the OTS, the Bank's measured IRR exceeded 2% of the estimated market value of its assets at September 30 and December 31, 1994 and March 31, 1995. Thus, the Bank's risk-based capital ratio may be reduced at
September 30, 1995.   Such reduction  is not expected to affect the Bank's
ability to meet its minimum capital requirements. However, it could affect the Bank's capital category discussed below.

    The prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain defined restrictions. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier one risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The Bank is in the "well capitalized" category at June 30, 1995 based upon its capital ratios noted below.

    The table below presents the Bank's regulatory capital position at June 30, 1995 relative to its various minimum regulatory capital requirements applicable at that date and on a fully phased-in basis.



                                                         Fully Phased-In
                                  Actual at            Using June 30, 1995
                                June 30, 1995               Balances
                            -----------------------   ---------------------
                                         Percent of              Percent of
                                         Regulatory              Regulatory
                               Amount      Assets      Amount      Assets
                            -----------  ----------   ---------  ----------
                                         (DOLLARS IN THOUSANDS)
Tangible capital            $   152,267        5.93%    145,480        5.68%
Tangible capital regulatory
  requirement                    38,537        1.50      38,422        1.50
                            -----------  ----------   ---------  ----------
Excess                      $   113,730        4.43%    107,058        4.18%
                            -----------  ----------   ---------  ----------
                            -----------  ----------   ---------  ----------

Leverage (core) capital     $   152,267        5.93%    145,480        5.68%
Leverage (core) capital
  regulatory requirement         77,074        3.00      76,844        3.00
                            -----------  ----------   ---------  ----------
Excess                      $    75,193        2.93%     68,636        2.68%
                            -----------  ----------   ---------  ----------
                            -----------  ----------   ---------  ----------

Regulatory assets           $ 2,569,134               2,561,455
                            -----------               ---------
                            -----------               ---------

Risk-based capital          $   163,948       10.27%    157,161        9.89%
Current risk-based capital
  regulatory requirement        127,760        8.00     127,146        8.00
                            -----------  ----------   ---------  ----------
Excess                      $    36,188        2.27%     30,015        1.89%
                            -----------  ----------   ---------  ----------
                            -----------  ----------   ---------  ----------
Risk-weighted assets        $ 1,596,998               1,589,319
                            -----------               ---------
                            -----------               ---------

    The Bank's excess risk-based capital increased as of June 30, 1995 when compared with December 31, 1994 primarily due to net income for the six months ended June 30, 1995 which was partially offset by an increase of $79.5 million in risk-weighted assets.

    The primary reason for the decrease in capital on a fully phased-in basis is the phase-out from capital of the Bank's investment in real estate held for development and sale and investments in and advances to real estate joint ventures.

IMPACT OF NEW ACCOUNTING STANDARDS

    MORTGAGE SERVICING RIGHTS.   In May 1995, the  FASB  issued Statement  of
Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (Statement 122). Statement 122 is effective for years beginning
after December 15, 1995.   Earlier application  is  permitted.  The Statement
 will require, among other provisions, the Bank to capitalize the estimated fair value of servicing rights on loans originated for sale and amortize such amount over the estimated servicing life of the loan. Management has not determined when it will adopt the provisions of Statement 122 and has not estimated the effect of adoption on the Bank's financial condition or results of operation.

RECENT DEVELOPMENTS

     The Bank's premiums for deposit insurance are based upon rates established for the Savings Association Insurance Fund ("SAIF") of the FDIC. As SAIF remains substantially undercapitalized, legislation has been introduced in Congress (i) to recapitalize SAIF, (ii) to merge SAIF with the Bank Insurance Fund ("BIF"), and (iii) to provide for the payment of interest on the Financing Corporation ("FICO") bonds issued in 1987. Under the proposed legislation, a significant one-time special assessment may have to be paid by the Bank (amounting to 85 cents to 90 cents per $100 of SAIF insured deposits or between $13 million and $14 million based on deposits at June 30, 1995). Further, the Bank would have to pay annually approximately
2.5 cents per $100 of insured deposits (in addition to regular deposit insurance premiums) to fund FICO interest payments. Although passage of the legislation appears likely, the ultimate form of the legislation, including the timing and amount of any payments to be made thereunder, cannot be determined at this time.

                             Part II
                        Other Information


Item 1. Legal Proceedings.
        None

Item 2. Changes in Securities.
        a. None
        b. None

Item 3. Defaults Upon Senior Securities.
        a. None
        b. None

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of the Corporation was held on May 16, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation or opposition to management's nominees as listed in the Proxy Statement, and all such nominees were re-elected.

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.
        a. None
        b. The Registrant filed a Current Report on Form 8-K on May 31, 1995 to report that it had entered into an agreement and plan of merger on May 16, 1995 and related stock option agreement with Crestar Financial Corporation ("Crestar") under which the outstanding Common Stock of the Registrant would be exchanged for between .64 and .75 shares of Crestar Common Stock (the "Acquisition"). The Acquisition is subject to approval by regulators and the Registrant's stockholders.

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

                                      Loyola Capital Corporation

                                     ________________________________________
                                    (Registrant)







     August 11, 1995                  /s/ James V. McAveney
Date _______________________       By _____________________________________
                                      James V. McAveney
                                      Executive Vice President,
                                      Chief Financial
                                      Officer and Treasurer







     August 11, 1995                  /s/ Dennis P. Neville
Date ______________________        By _____________________________________
                                      Dennis P. Neville
                                      Senior Vice President and
                                      Controller