Form 10-K/A
period 1994-12-31
LOYOLA CAPITAL CORP
filed 1995-09-01
CIK 798953

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-K/A

(Mark One)

/ X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the Fiscal Year Ended December 31, 1994, or

/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]
     For the Transition Period From                    to
                                   --------------------   ----------------------

                        Commission File Number:   0-15169
                                                  -------

                           LOYOLA CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MARYLAND                                     52-1479656
-------------------------------            ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


1300 NORTH CHARLES STREET, BALTIMORE MD                 21201-5705
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (410)787-3100
                                                     ---------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $ .10 PER SHARE
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.   Yes  X   No
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on March 15, 1995, was $183,437,843.

As of March 15, 1995, there were issued and outstanding 8,107,750 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Annual Report to Stockholders for the Fiscal Year Ended
     December 31, 1994.   (Part II)

2. Portions of Definitive Proxy Statement for the 1995 Annual Meeting of Stockholders. (Part III)

                                     PART I


ITEM 1. BUSINESS

GENERAL

     THE CORPORATION.   Loyola Capital Corporation (the "Corporation") was
incorporated under the laws of the State of Maryland on May 8, 1989 and is the successor to a Delaware corporation incorporated on August 8, 1986 for the purpose of becoming a savings and loan holding company. On December 12, 1986, the predecessor acquired all of the Common Stock of Loyola Federal Savings Bank (the "Bank") following the Bank's conversion from a federally chartered mutual
to a federally chartered stock savings and loan association.   The Corporation
is a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS").

     Currently, the main asset of the Corporation is the Common Stock of the Bank. A nonbanking subsidiary of the Corporation invests in real estate and real estate joint ventures. In the future, the Corporation may seek to further diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger. At the present time, there are no specific plans, arrangements, agreements or understandings regarding any such further diversification activities.

     The Corporation is a financial intermediary which accepts deposits from the general public and invests such deposits, together with other borrowings, primarily in real estate loans secured by liens on residential and other real property and in consumer and other loans. Primarily through its subsidiaries, the Corporation engages in mortgage origination activities, real estate development, and provides real estate appraisal and insurance brokerage services.

     The Corporation's executive offices are located at 1300 North Charles Street, Baltimore, Maryland 21201-5705. Its telephone number is (410)787-3100.

     THE BANK. The Bank is a federally chartered stock savings bank conducting business through a network of 35 offices in Maryland and one in Washington, D.C. The Bank commenced operations in 1879. On the basis of consolidated total assets of $2.5 billion at December 31, 1994, the bank was the second largest thrift institution headquartered in Maryland.


COMPETITION

     The Corporation and its subsidiaries are subject to substantial competition in all aspects of the businesses which they conduct. Each of the other major thrift institutions based in Maryland together with several Maryland and multistate banking institutions conduct business in the Corporation's market area. In addition, thrift and commercial banking institutions based in Washington, D.C. and other locations outside of Maryland compete for loans and other banking business in the Corporation's market area. The Corporation also encounters competition from insurance companies, money market mutual funds, small loan companies, credit unions, mortgage bankers and other financial institutions.



LENDING ACTIVITIES


     GENERAL. Lending activities of the Corporation are conducted through the Bank and its affiliates, Loyola Consolidated, Inc., a wholly-owned subsidiary ("LCI"). Loyola Mortgage Corporation of South Florida, a wholly-owned subsidiary of LCI, Southeastern Mortgage of Alabama, a partnership in which LCI owns a 50% interest ("Southeastern Mortgage"), and Mid-Atlantic Financial Group, Inc., a majority-owned subsidiary of LCI ("Mid-Atlantic"). These lending activities are primarily concentrated on conventional and adjustable-rate first mortgage loans secured by residential property and, to a lesser extent, on commercial property. Loyola Mortgage Corporation of South Florida was established in February, 1994 for the purpose of originating residential construction loans and permanent mortgages in Southern Florida. The Corporation's lending activities are conducted throughout two operational groups, the Consumer Lending Group and the Real Estate Lending Group. The Consumer Lending Group markets, solicits and originates consumer loans including automobile, marine and home equity loans, secured and unsecured lines of credit and second mortgages. The Real Estate

Lending Group markets, solicits and originates first mortgage loans secured by residential and commercial real estate. Residential mortgage loans, including construction loans, are predominantly made on single family homes.

     The Corporation seeks to originate primarily adjustable-rate estate mortgage loans and short-term construction, consumer and commercial real estate loans for its own portfolio and originates long-term, fixed-rate mortgage loans primarily for sale in the secondary mortgage market. Substantially all mortgage loans are underwritten to the standards of the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") so that they may readily be sold in whole or in part in the secondary mortgage market to government agencies or other financial institutions and private investors. The Corporation has an origination policy to shorten the average term of the Corporation's investments and to make it less susceptible to interest rate volatility.
This long-term strategy is still in place; however, loan demand, as dictated by interest rates, can temporarily override this strategy. As of December 31, 1994, approximately $845.1 million, (43.3%), of the Corporation's loan portfolio consisted of long-term fixed-rate real estate loans which have not been converted to government-backed mortgage securities as compared to $708.3 million, (44.5%), and $326.3 million, (25.4%), at December 31, 1993 and 1992, respectively. The amount and percent of such loans increased in 1993 and 1994 due to a planned increase in the mortgage loan portfolio resulting from the retention of approximately $340 million of fixed-rate mortgage loans. This was primarily due to the declining interest rate environment which existed throughout 1993 and in the first quarter of 1994. This severely limited the Corporation's ability to originate and retain adjustable-rate mortgage loans and to achieve management's intention to increase interest-earning assets while maximizing the interest rate spread. The increases in interest rates during 1994 reversed these trends as mortgage prepayment levels declined and originations of adjustable-rate mortgage loans increased. The Corporation has continued to increase interest-earning assets while limiting its interest rate sensitivity through increases in adjustable-rate mortgage, construction and consumer loans.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Corporation's loan portfolio by type of loan and by type of security as of the dates indicated.


                                                                           DECEMBER  31,

                                -------------------------------------------------------------------------------------------------

                                      1994                  1993               1992              1991                1990

                                 ----------------      ---------------     --------------     ------------       ----------------

                                 AMOUNT        %        AMOUNT      %       AMOUNT     %      AMOUNT     %        AMOUNT      %
                                 ------       ----      -------    ----     ------    ---     ------    ---      -------     ----
TYPE OF LOAN

CONVENTIONAL REAL ESTATE
LOANS:

CONSTRUCTION LOANS:

 Single-family residential    $   141,038    6.94      90,518     5.48     65,141    4.93      67,869    4.15      75,360     4.21

 Multi-family residential          11,455    0.56       6,660     0.40      7,000    0.53       7,000    0.43       7,000     0.39

 Commercial                           730    0.04       7,703     0.47      1,599    0.12         780    0.05       5,980     0.33

PERMANENT LOANS

 Single-family residential      1,365,597   67.18   1,091,106    66.08    739,120   55.98     951,222   58.21     978,831    54.64

 Multi-family residential          31,739    1.56      39,864     2.41     39,927    3.03      46,987    2.87      48,275    54.64

 Commercial                        88,859    4.37      70,784     4.29     79,093    5.99      81,461    4.99     103,567     5.78

INSURED OR GUARANTEED REAL         17,030    0.84      19,806     1.20     24,036    1.82      21,225    1.30      25,591     1.43
ESTATE

                                   (Continued)


                                                                           DECEMBER  31,

                                -------------------------------------------------------------------------------------------------
                                       1994                  1993               1992              1991                1990
                                 ----------------      ---------------     --------------     ------------       ----------------
                                 AMOUNT        %        AMOUNT      %       AMOUNT     %      AMOUNT     %        AMOUNT      %
                                 ------       ----      -------    ----     ------    ---     ------    ---      -------     ----
CONSUMER LOANS:

 Loans on savings deposits          3,533    0.17       3,991     0.24      4,580    0.35       4,842    0.30       4,060     0.23

 Automobiles                      203,834   10.05     149,464     9.05    151,310   11.46     191,515   11.72     262,016    14.63

 Home equity                       96,676    4.76      88,004     5.33    102,872    7.79     130,748    8.00     131,006     7.31

 Marine                            47,587    2.32      55,946     3,39     76,444    5.79      96,989    5.94     112,441     6.28

 Unsecured                         14,707    0.72      16,487     1.00     18,060    1.37      21,939    1.34      24,716     1.38

Small business                      7,941    0.39         361     0.02         --      --          --      --          --       --

Commercial loans                    2,110    0.10      10,600     0.64     11,075    0.84      11,363    0.70      12,465     0.70
                                ---------  ------   ---------   ------  ---------  ------   ---------  ------   ---------  -------
                                2,032,836  100.00   1,651,294   100.00  1,320,257  100.00   1,633,940  100.00   1,791,308   100.00
                                ---------  ------   ---------   ------  ---------  ------   ---------  ------   ---------  -------
Accrued interest receivable        10,292               8,501               8,674              11,569              13,673


 Less:

  Undisbursed loan funds           70,484              48,526              25,556              25,677              25,257

  Unearned loan fees                6,639               5,437               4,937               5,824               6,182

  Allowance for losses             13,733              14,625              15,151              14,338              13,997
                                ---------           ---------           ---------           ---------           ---------
   Total                     $  1,952,272           1,591,207           1,283,287           1,599,670           1,759,545
                                ---------           ---------           ---------           ---------           ---------
                                ---------           ---------           ---------           ---------           ---------


     The following table sets forth certain information as of December 31, 1994 regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                           DUE IN YEAR      DUE 1 TO 3     DUE 3 TO 5      DUE 5 YEARS
                             ENDING         YEARS AFTER    YEARS AFTER     OR MORE AFTER
                             12/31/95        12/31/94        12/31/94       12/31/94        TOTAL
                           -----------      -----------    -----------     -------------    -------
                                                      (IN THOUSANDS)

Real estate mortgage          $ 29,482          49,651        50,258       1,373,834       1,503,225

Real estate construction       153,223             ---           ---             ---         153,223

Consumer loans:

 Loans on savings deposits        ---              ---           ---           3,533           3,533

 Auto loans                      6,668          44,942       148,444           3,780         203,834

 Home equity                        10             265         1,312          95,089          96,676

 Marine                          2,229             442         4,440          40,476          47,587

 Unsecured                         ---             ---           ---          14,707          14,707

Commercial loans                 9,157             ---           625             269          10,051
                            ----------         --------      --------      ----------      ---------
   Total                    $  200,769          95,300       205,079       1,531,688       2,032,836
                            ----------         --------      --------      ----------      ---------
                            ----------         --------      --------      ----------      ---------

                                        4

     The following table sets forth as of December 31, 1994 the dollar amount of all loans due after one year from that date which have predetermined interest rates and which have floating or adjustable interest rates.


                                                      Floating or
                                  Predetermined       Adjustable
                                       Rate               Rate
                                  -------------------------------
                                        (In Thousands)

Real Estate Mortgage loans        $   819,980             653,763

Consumer loans:

 Loans on savings deposits              3,533                ----

 Auto loans                           197,613                ----

 Home equity                            8,405              88,261

 Marine                                44,688                 223

 Unsecured                                ---              14,707

Commercial loans                          ---                 894
                                 ------------        ------------
   Total                         $  1,074,219             757,848
                                 ------------        ------------
                                 ------------        ------------


     GEOGRAPHIC LENDING AREA. Federal regulations currently authorize the making of real estate loans throughout the United States, providing the Bank continues to meet the provisions of the Community Reinvestment Act to service the credit needs of the communities in which it operates offices. The Bank's primary lending area currently includes Maryland, Delaware, Virginia, South and Central Pennsylvania, Washington, D.C., South Carolina, North Carolina, Southern
Florida and Alabama.   A significant portion of the loans made in Delaware and
South Carolina are single family residential loans secured by second homes or homes purchased by investors. Lending activity in Pennsylvania is largely comprised of accrued automobile loans.

     RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Corporation has been the granting of loans to enable borrowers to purchase existing homes or construct new homes. While the great majority of loan originations are conventional first mortgages secured by single-family residences, the Corporation also originates loans that are either partially guaranteed by the Veteran's Administration ("VA") or fully insured by the Federal Housing Administration ("FHA"). The Corporation's real estate loan portfolio also includes loans on two-to-four-family dwellings, multi-family housing (over four units), both conventional and FHA-insured, loans secured by commercial and industrial properties and loans made for the development of unimproved real estate to be used for residential housing. At December 31, 1994, approximately $1.5 billion (74.9%) of the Corporation's total loan portfolio consisted of loans secured by one-to-four-family dwellings.

     While OTS regulations do not establish a loan-to-value limit on mortgage loans secured by one-to-four family dwellings, an appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for such loans equal to or greater than 90% is recommended. The Bank, however, generally limits the maximum loan-to-value ratio on single-family conventional loans to 95% with the condition that private mortgage insurance be required on any home loans with loan-to-value ratios in excess of 80%. With respect to real estate loans, the majority of appraisals are undertaken by Bay State Appraisal Corporation, a wholly-owned subsidiary of the Bank. All real estate appraisals for loans in excess of $1 million are subject to review and approval by an internal Appraisal Review Committee.

     Mortgage loans made by the Corporation are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges form 15 to 30 years. The Corporation's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any contractual prepayment penalty provisions.

     In past years, the Corporation has, whenever possible, aggressively originated adjustable-rate mortgage loans and short-term construction loans on residential real estate as part of its program to match the maturity or repricing of its assets and liabilities. Throughout 1994, the increasing interest rate environment caused significant increases in originations of adjustable-rate mortgage loans and decreases in the level of loan prepayments. Due to an improving mid-Atlantic real estate market in 1994, construction loan originations and outstandings increased as building activity improved. While adjustable-rate mortgage loans continue to be a central part of the Corporation's strategic plan, their volume levels will continue to be dependent upon market conditions. At December 31, 1994, $738.6 million (46.6%) of the Corporation's mortgage and constriction loan portfolios consisted of adjustable-rate loans, compared to $567.2 million (44.5%) at December 31, 1993 and $602.7 million (64.9%) at December 31, 1992.
 The increase in 1994 was primarily due to an increase approximately $148.7 million and $22.7 million in adjustable-rate mortgage loans and construction loans, respectively. Of the $738.6 million of adjustable-rate loans at December 31, 1994, $91.7 million (12.4%) reprice every six months or less, $532.6 million (72.1%) reprice every 12 months, $23.1 million (3.1%) reprice every 36 months and $3.2 million (0.4%) reprice every 60 months. Balloon mortgage loans totaling $88.0 million (11.9%) have maturities ranging from three to ten years.

     CONSTRUCTION AND REAL ESTATE DEVELOPMENT LOANS.   The Corporation
historically has offered loans for the construction and development of commercial or income producing real estate in addition to residential real estate. Construction loans, net of loans in process, amounted to approximately $82.7 million at December 31, 1994. The Corporation maintains a separate department within it Real Estate Lending Group to originate and service the Corporation's portfolio of construction and commercial real estate loans. The Corporation provides funding for the construction and permanent financing of apartment complexes and, to a more limited extent, office buildings, shopping centers and other income producing property. The primary security on such loans is the real property and those leases which produce income for the real property. Substantially all of these loans are secured by properties located within the Corporation's primary geographic lending areas. The Bank's lending guidelines provide for a maximum exposure of 65% for loans on raw land, 75% on loans for the purpose of land acquisition and site development, 80% for construction of multi-family, commercial, and other non-residential property and 85% for construction of one-to-four family residential properties.

     Construction and development financing involves a higher degree of risk than long-term financing on improved, occupied real estate. The Corporation's risk of loss on a construction loan is dependent primarily upon the accuracy of the initial estimate of the property's value at completion of construction or development and estimated cost, including interest, of completion. If the estimate of completed cost proves to be inaccurate, the Corporation may be confronted, at or prior to maturity of the loan, with a project having a value which is insufficient to assure full repayment of the loan.

     The Corporation issued standby letters of credit to secure payment of tax-exempt bonds issued by various municipalities to finance acquisition, construction or rehabilitation of two multi-family real estate projects and a hotel/restaurant project in Maryland. Such outstanding letters of credit amounted to $27.9 million at December 31, 1994. Those letters of credit are collateralized by the Corporation's mortgage-backed securities and confirming letters of credit issued by the Federal Home Loan Bank of Atlanta ("FHLB of Atlanta"). The Corporation also had commitments under various unsecured letters of credit related to construction projects of approximately $18.2 million at December 31, 1994.

     COMMERCIAL REAL ESTATE LOANS. These loans consist primarily of loans secured by office buildings, shopping centers, warehouses and multi-family apartments located on the east coast of the United States from Delaware south, with the largest concentrations in Maryland and Virginia. Commercial real estate and multi-family residential loans totalled $120.6 million at December 31, 1994, a 9.0% increase over the prior year-end. This increase
was due to an improved mid-Atlantic commercial real estate market.   Loans
secured by multi-family, commercial and other income producing real estate are limited to 85% of appraised value under the OTS regulations, however, the Bank generally limits such loans to 80% of appraised value. These loans have an initial contractual loan payment period of 15 to 30 years with an early call provision of five to ten years. These loans typically contain a rate that is fixed for a term of years at the FHLB of Atlanta borrowing rate plus a percentage for operating costs and profit. The Corporation also offers variable rates for commercial real estate loans based on a markup over the prime rate.

     The aggregate amount of loans which a federal savings bank may make on the security of liens on nonresidential real property generally may not exceed 400% of the institution's capital, although divestiture is not required for any loan or investment that was lawful when made. The Bank does not anticipate that these limits on nonresidential real property lending will materially affect its lending activities.

     CONSUMER AND COMMERICAL LOANS. Federal regulations permit federal savings banks to make secured and unsecured consumer loans up to 35% of the Bank's assets and commercial business loans up to 10% of assets. These loans include lines of credit, loans on automobiles, boats and other consumer goods, unsecured lines of credit and various types of commerical business loans. In addition, a federal savings bank has lending authority above the 35% category for certain consumer loans such as home equity loans.

     At December 31, 1994, the Corporation had approximately $376.4 million in consumer and commercial loans, representing 15.2% of total assets, including $10.1 million in commercial business loans. Home equity loans accounted for approximately $96.7 million (25.7%) of the total consumer loan portfolio at December 31, 1994. Also included in the consumer loan portfolio at December 31, 1994 were loans secured by vehicles ($203.8 million or 54.2%) and consumer loans secured by boats ($47.6 million or 12.6%).

     During 1994 consumer loans increased $52.4 million (16.7%) primarily due to increased demand for automobile loans. Automobile loans outstanding increased by $54.4 million (36.4%) at December 31, 1994 when compared to the prior year-end. Approximately 53% of the Corporation's consumer loan portfolio consists of automobile loans which are indirectly originated through a network of 403 dealers throughout our geographic lending area. The increase during 1994 was due to higher demand for automobile loans resulting from substantially higher automobile sales on both a regional and national basis.

     In 1992 the Corporation began offering credit cards as an agent bank. In this relationship, the Corporation earns a fee based on the number of cards issued and receivables outstanding. The issuing bank retains all receivable balances and the credit risk thereon.

     The Corporation offers fixed-rate and adjustable-rate consumer loans. At December 31, 1994 the consumer loan portfolio consisted of approximately $112.3 million in adjustable-rate loans primarily consisting of home equity lines of credit. These loans are indexed to the prime rate or a FNMA index.

     In 1993, the Corporation started a Small Business Lending Group to originate commercial business loans to small businesses and professions with $5 million or less in revenues. At December 31, 1994 these loans totalled $7.0 million. It is not planned that such loans will comprise a significant portion of the Corporation's lending activity.

     LOAN ORIGINATION AND APPROVAL. Loan originations are primarily derived from a staff of loan representatives through referrals, real estate brokers and agents, developers and present customers. Through its wholesale mortgage lending program begun in 1992, the Corporation also originates loans through a network of correspondent institutions. These single-family residential mortgage loans are acquired through outright purchases. Various levels of lending authority are in effect based upon the type and size of the loan involved. Residential real estate loans are typically submitted to a loan committee for approval. Consumer loans are approved by certain employees with delegated loan limits.

     Real estate loans above $500,000 are submitted to a divisional loan committee consisting of two executive vice presidents and one senior vice president for approval. All construction and land acquisition and development loans over $3.0 million, as well as all multi-family and commercial real estate loans in excess of $500,000, are submitted to the Executive Loan Committee comprised of the Chairman of the Board, President and the Executive Vice President in charge of the Lending Division. All Loan Committee activity is subject to ratification by the Board of Directors.

     The Corporation negotiates take-out commitments for residential loans emanating out of specific subdivisions or areas. These commitments are for a period of up to 12 months with options for extensions and are primarily made at the prevailing market rate at time of closing. Such commitments provide the full menu of residential real estate loans offered by the Corporation. The Corporation is also extensively involved in issuing 45-day commitments to individuals for the purchase or refinance of one-to-four-family residences. The total amount of the Corporation's outstanding commitments to originate and purchase real estate loans at December 31, 1994 was approximately $68.9 million, excluding undisbursed portions of construction loans in process.

     LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Corporation receives fees for originating conventional mortgages, FHA and VA loans, and commercial real estate loans. These fees are based on current market conditions. All such fees and the related direct origination costs have been deferred and recognized as yield adjustments over the respective contractual lives of the loans.

     The Corporation also receives other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications.


     LOAN PURCHASES AND SALES. The Corporation, in the current financial environment, has positioned itself as a net seller of mortgage loans. The Corporation originates and sells most of its conforming fixed-rate loans by creating mortgage-backed certificates guaranteed by the Government National Mortgage Association ("GNMA"), FHLMC and FNMA. GNMA certificates represent interests in pools of mortgages which are fully insured by the FHA or partially guaranteed by the VA. FHLMC and FNMA participation certificates represent interests in pools of conventional mortgages.

     The Corporation is actively engaged in the secondary mortgage market by acquiring forward commitments and then delivering loans against these obligations. These sales, a majority of which are without recourse to the Corporation, have been made primarily to GNMA, FHLMC and FNMA. In addition, the Corporation periodically sells participation interests in large commercial real estate loans and adjustable-rate mortgages that it has originated to other financial institutions. Through its wholesale lending system, the Corporation works closely with correspondent lenders throughout its primary lending area to purchase residential mortgage loans. Such loans are then converted to mortgage-backed securities and sold in the secondary mortgage market. The servicing on such loans is generally retained by the Corporation.

     The Corporation originates VA-guaranteed and FHA-insured mortgage loans which are made on terms and conditions, including maximum interest rate levels, established by the FHA and VA. These loans are generally pooled by the Corporation as GNMA mortgage-backed securities for sale against acquired commitments in the secondary mortgage market.

     The sale of fixed-rate loans in the secondary mortgage market reduces the Corporation's interest rate risk and allows the Corporation to continue to make loans during a period when savings flows decline or funds are not otherwise available for lending purposes. The Corporation generally retains the servicing of the loans sold for which it receives a fee payable monthly of .25% to .50% per annum of the unpaid balance of each loan. As of December 31, 1994, 1993 and 1992, the Corporation was servicing loans for others aggregating $1.7 billion, $1.4 billion and $1.3 billion, respectively. The Corporation intends to continue to be active in the secondary mortgage market primarily as a seller against previously acquired commitments of either whole loans or loan participations.

     The declining interest rate environment from 1992 to the first quarter of 1994 created significant prepayments in mortgage loans and limited the Corporation's ability to originate adjustable-rate mortgages for its own portfolio. As previously discussed, due to its current low level of interest rate sensitivity and in an effort to limit the shrinkage in interest-earning assets, the Corporation elected to retain an increased amount of fixed-rate mortgage loans in its own portfolio in 1993. The rising interest rate environment during 1994 was the primary reason for a significant increase in adjustable-rate mortgage loan originations. This enabled the Corporation to return to its primary strategy of retaining such loans in its portfolio while selling substantially all of its fixed-rate mortgage loan originations.

     The following table shows loan originations, purchases, and sales activity of the Corporation during the years indicated. The significant increase in loan originations during 1992 and 1993 was due primarily to the above-mentioned low interest rate environment which made fixed-rate conventional mortgage loans more attractive to borrowers.


                                                    December 31,
                                --------------------------------------------------
                                       1994                 1993           1992
                                 --------------       -------------      ---------
                                                     (IN THOUSANDS)

LOANS ORIGINATED:
 Conventional real estate loans:
  Construction loans               $    109,139              43,499         51,094
  Loans on existing property            345,542             542,355        371,792
  Loans refinanced                      130,072             462,899        293,522
 Insured and guaranteed loans           225,437             227,785        210,796
 Consumer loans                         194,097             114,786         93,631
 Commercial loans                        10,392                 490            221
                                    -----------           ---------       --------
  Total loans originated           $  1,014,679           1,391,814      1,021,056
                                    -----------           ---------      ---------
                                    -----------           ---------      ---------
LOANS PURCHASED:
 Construction loans                $        913               1,788            ---
 Loans on existing property             444,897             242,676         51,298
                                    -----------           ---------      ---------
  Total loans purchased            $    445,810             244,464         51,298
                                    -----------           ---------      ---------
                                    -----------           ---------      ---------

LOANS SOLD:
 Loans on existing property        $    834,211             894,183        859,046
                                    -----------           ---------      ---------
  Total loans sold                 $    834,211             894,183        859,046
                                    -----------           ---------      ---------
                                    -----------           ---------      ---------


ASSET QUALITY

     NONPERFORMING ASSETS. Loans are reviewed periodically by senior managers in each of the Corporation's lending areas. The Corporation's mortgage loan collection procedures provide that when a loan is delinquent for 16 days or more, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Corporation may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues to be delinquent for 90 days, the Corporation will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as "real estate acquired through foreclosure" until such time as it is sold or otherwise disposed of by the Corporation to recover its investment.

     The Corporation's consumer loan collection department makes initial contact with the customer when a loan becomes seven days past due. The customer is notified of the Corporation's intent to begin repossession of collateral, foreclosure or other legal proceedings at 45 days past due.

     The Corporation's policy calls for all repossessed vehicles to be disposed of within 45 days of repossession. The balances remaining on sold repossessions are charged off within 60 days of the date of sale.

     OTS regulations require that each insured institution classify its own assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: (i) Substandard, (ii) Doubtful and (iii) Loss. Substandard assets must have one or more well-defined weaknesses and be characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of some loss. An asset classified as a Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     The regulations have also provided for a Special Mention designation, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.

     Assets classified as Substandard or Doubtful require the institution to establish general allowances for losses. If an asset or portion thereof is classified as a Loss, the insured institution must either establish specific allowances for losses in the amount of 100 percent of the portion of the asset classified as a Loss, or charge off such amount. The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification, or the amounts established as allowances for loan losses.

     The Corporation regularly reviews its loans and other assets to determine that each category is reasonably valued and adequately provided for. This determination is based on management's judgment concerning the amount of risk inherent in the portfolio. Such judgment considers a number of factors including historical loss experience, the present and prospective financial condition of borrowers, estimated value and cash flows of underlying collateral, geographical and industry concentrations, current and prospective economic conditions, delinquency experience and the status of nonperforming assets.

     The following table sets forth information with respect to the Corporation's nonperforming assets at the dates indicated.



                                                          DECEMBER 31,
                              -------------------------------------------------------------
                                 1994           1993         1992        1991        1990
                              ----------      ---------   ----------  ---------    --------
                                                          (IN THOUSANDS)
Real estate foreclosure       $   20,601         27,370       32,619     34,533      16,078
Repossessed vehicles                 581          1,650        3,068      4,541       4,111
                                --------       --------     --------   --------    --------
   Total                          21,182         29,020       35,687     39,074      20,189
                                --------       --------     --------   --------    --------
Nonaccruing loans: (1)
 Residential mortgage              5,446          7,350        8,557      6,447       5,251
 Consumer                          1,136          1,699        2,547      3,166       4,297
 Construction and commercial       1,100          1,100        1,100      3,172       6,747
                                --------       --------     --------   --------    --------
Total nonperforming loans          7,682         10,149       12,204     12,785      16,295
                                --------       --------     --------   --------    --------
Total nonperforming assets     $  28,864         39,169       47,891     51,859      36,484
                                --------       --------     --------   --------    --------
                                --------       --------     --------   --------    --------

Nonperforming loans as a
 percentage of total loans          0.39           0.64         0.95       0.80        0.93
Nonperforming assets as a
 percentage of total assets         1.17           1.66         2.68       2.59        1.76


(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, which are delinquent for more than 90 days, or loans that meet nonaccural criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

     Interest on loans is excluded from income when, in the opinion of management, full collection of principal and interest is in doubt. A reserve for uncollected interest on all loans over 90 days past due is maintained and adjusted monthly. This method effectively charges off against interest income all accrued interest and places the account in nonaccrual status when 90 days delinquent. All significant delinquent residential and construction loans are reviewed by management on a continuing basis to ascertain the adequacy of the allowance for loan losses.

     In addition to nonperforming loans, the Corporation also has an investment in a loan modified under a troubled debt restructuring. The recorded investment in this loan was approximately $1.5 million at December 31, 1994 and 1993.

     The contractual amount of interest that would have been recorded on the above nonaccrual loans and loan modified under a troubled debt restructuring during 1994 and 1993 was approximately $824,000 and $1.0 million, respectively. Actual interest income recorded on such loans totalled $201,000 in 1994 and $257,000 in 1993.

     The loans in the table above generally include all assets in the Substandard, Doubtful and Loss categories. In addition to the loans included in the table, the Corporation has identified potential problem loans totaling $7.4 million which have been designated as Substandard or Doubtful at December 31, 1994. These are loans that are current but have been classified by management due to a specific identified weakness, such as cash flow or collateral. Loans classified as Special Mention totaled $3.8 million. These are loans which, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could weaken the asset and increase the level of risk in the future.

     ALLOWANCES FOR LOSSES ON LOANS AND INVESTMENTS IN REAL ESTATE. The Corporation's management establishes allowances for possible losses. On a continuing basis, management evaluates the loan and real estate portfolios and determines the amount that must be added to the allowance accounts. This evaluation includes a number of factors including historical loss experience, the present and prospective financial condition of borrowers, estimated value and cash flows of underlying collateral, geographical and industry concentrations, current and prospective economic conditions, delinquency experience and the status of nonperforming assets. Based on an evaluation of those factors, management has made what it considers to be sufficient additions to the allowances for losses on loans and investments in real estate. These allowances are charged against income in the year they are established. Additionally, accrual of interest on potential problem loans is excluded from income by an offsetting increase to a specific allowance for loss when, in the opinion of management, such exclusion is warranted. Such interest, if ultimately collected, is credited to income in the period of recovery.

     Management believes that all potential losses on loans and investments in real estate have been adequately provided for in the allowances for losses on loans and investments in real estate as of December 31, 1994.

     The following table sets forth the activity in the allowance for loan losses for the years indicated.


                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------
                                   1994        1993         1992        1991      1990
                                 --------     -------      -------    -------   -------
                                                   (DOLLARS  IN THOUSANDS)
Balance at beginning of year    $  14,625      15,151       14,338     13,997    7,780
                                 --------     -------      -------     ------   ------
Charge-offs:
 Real estate-mortgage                 438         225          354      2,656       --
 Real estate-construction              --          --          306      1,852       --
 Consumer loans                     3,525       5,886        7,938      8,976    6,669
 Commercial loans                      --          --           --        382       --
                                 --------     -------      -------     ------   ------
                                    3,963       6,111        8,598     13,866    6,669
                                 --------     -------      -------     -------  -------



                                                           YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                             1994       1993       1992       1991         1990
                                          --------    --------   --------    --------    --------
Recoveries:
 Consumer loans                          $  2,411       2,500      2,346       2,808      1,432
                                          --------    --------   -------      ------     --------
Net charge-offs                             1,552       3,611      6,252      11,058      5,237
                                          --------    --------   -------      ------     --------
Provision for losses:
 Real estate - mortgage                       300         600        675       2,036      2,020
 Real estate -construction                    300          --    (1,150)       2,883        ---
 Consumer loans                                 5       2,419      4,062       6,480      8,624
 Commercial loans                              55          66      3,478         ---        810
                                          -------     -------    -------      ------     ------
                                              660       3,085      7,065      11,399     11,454
                                         --------     -------    -------      ------     ------
Balance at end of year                   $ 13,733      14,625     15,151      14,338     13,997
                                         --------     -------    -------      ------     ------
                                         --------     -------    -------      ------     ------
Ratio of net charge-offs during
 the year to average loans
 outstanding during the year                 0.09%       0.25%      0.41%       0.64%      0.30%
Ratio of allowance for loan
 losses to:
  Nonperforming loans                       166.2       124.0       99.2        82.8       68.6
  Total loans                                 .70         .91       1.17         .89        .79
Balance at end of period
 applicable to:
  Real estate - mortgage                 $  2,333       2,471      2,096       1,775      2,395
  Real estate - construction                  840         540        540       1,996        965
  Consumer loans                            6,533       7,642      8,609      10,139      9,827
  Commercial loans                          4,027       3,972      3,906         428        810
Percentage of loans in each
 category to total loans;
  Real estate - mortgage                     77.0%       76.7%      68.7%       68.8%      65.7%
  Real estate - construction                  4.2         3.5        3.7         3.0        3.5
  Consumer loans                             18.3        19.1       26.8        27.5       30.1
  Commercial loans                            0.5         0.7        0.8         0.7        0.7


     The overall loan portfolio decreased significantly through mid 1993. In the second half of 1993 and throughout 1994 the loan portfolio grew in size, but such growth was concentrated primarily in single-family residential mortgages which involve the lowest level of risk among all of Loyola's loan products. The provisions for loan losses declined in each year since 1990 due to the following factors: (a) for the period 1990 through 1994, to a consistent decline in the level of nonperforming loans, (b) additionally, for the period 1991 through 1994, to a consistent decline in the level of net charge-offs and repossessed vehicles, and (c) additionally, for the period 1993 through 1994, to a lower risk in the composition of the loan portfolio.

     The ratio of the allowance for loan losses to nonperforming loans has increased since 1990 due to a decline in nonperforming loans, but the overall decline in the allowance has been small due to management's intent to carefully manage its risk of loss. The ratio of the allowance for loan losses to total loans has declined since 1992 due to the growth in the loan portfolio which, however, was concentrated in relatively low-risk loan products.


     As a further result of the asset review mentioned previously, the Corporation has established an allowance for losses on investments in real estate of $11.3 million. This represents the excess of cost over fair value of real estate acquired through foreclosure and the excess of cost over net realizable value of joint ventures and wholly-owned real estate projects. Net charge-offs of investments in real estate totaled $2.9 million in 1994, $2.4 million in 1993, $818,000 in 1992 and $642,000 in 1991. There were no charge-offs in 1990.

INVESTMENT ACTIVITIES

     The Corporation has invested a portion of its assets in securities including overnight deposits with commercial banks and repurchase agreements, and in other securities which have been approved as investments under applicable federal law or regulations. These investments totaled $121.2 million or 4.9% of total assets as of December 31, 1994. Within the overall asset/liability management strategy of the Corporation, investments are primarily maintained to meet the Corporation's operating and regulatory liquidity requirements. See Notes 2 and 3 of the Notes to Consolidated Financial Statements. A summary of investment securities as of December 31 follows:

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LOYOLA CAPITAL CORPORATION


Date: September 1, 1995              By: /a/ Joseph W. Mosmiller
                                     ----------------------------
                                     Joseph W. Mosmiller, Chairman of the Board
                                     and Chief Executive Officer
                                     (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ James V. McAveney                    Date:  September 1, 1995
    ------------------------------
     James V. McAveney
     Executive Vice President and
     Principal Financial Officer



By:  /s/ Dennis P. Neville                    Date:  September 1, 1995
    -------------------------------
     Dennis P. Neville
     Senior Vice President and Controller
     Principal Accounting Officer


By:  /s/ Joseph W. Mosmiller                  Date:  September 1, 1995
     ------------------------------
     Joseph W. Mosmiller
     Chairman of the Board of Directors



By:  /s/ James C. Johnson                     Date:  September 1, 1995
     ------------------------------
     James C. Johnson
     President and Director

By:  /s/ H. Mebane Turner                     Date:  September 1, 1995
     ------------------------------
     H. Mebane Turner
     Director



                                              Date:
By:  ------------------------------
     William G. Scaggs
     Director



By:  /s/ C. Gordon Haines                     Date:  September 1, 1995
     -----------------------------
     C. Gordon Haines
     Director



By:  /s/ John T. Stinson                      Date:  September 1, 1995
     -----------------------------
     John T. Stinson
     Director



By:  /s/ Harry K. Wells                       Date:  September 1, 1995
     ------------------------------
     Harry K. Wells
     Director



By:  /s/ Morton J. Macks                      Date:  September 1, 1995
     ----------------------------
     Morton J. Macks
     Director