Form 10-Q
period 1995-09-30
LOYOLA CAPITAL CORP
filed 1995-11-13
CIK 798953

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  -----------
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995
                                     ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ------------------ to ------------------

                        Commission file number 0-15169
                                               -------

                          Loyola Capital Corporation
-------------------------------------------------------------------------------
             Exact Name of Registrant as Specified in its Charter

               Maryland                                #52-14779656
----------------------------------------   ------------------------------------
        State of Incorporation              I.R.S. Employer Identification No.

1300 N. Charles St., Baltimore, Maryland                21201-5705
----------------------------------------   ------------------------------------
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

                              Yes   X   No
                                  -----    -----

On October 31, 1995, 8,123,722 shares of the Registrant's Common Stock, $.10 par value, were outstanding.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                             10-Q Quarterly Report
                       Quarter Ended September 30, 1995


                                     INDEX

                                                                       Page No.
                                                                       --------

Part I - Financial Information

     Item 1.  Financial Statements:

              Unaudited Consolidated Statements of Financial
                 Condition as of September 30, 1995 and
                 December 31, 1994                                          3

              Unaudited Consolidated Statements of Income for the
                 three months ended September 30, 1995 and 1994 and
                 the nine months ended September 30, 1995 and 1994        4-5

              Unaudited Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1995 and 1994        6-7

              Unaudited Note to Consolidated Financial Statements           8

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9-16

Part II - Other Information                                                17

Signatures                                                                 18

Exhibit 11 - Calculation of Earnings Per Share                             19

Exhibit 27 - Financial Data Schedule                                       20

                        Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                        September 30,      December 31,
                                                                                            1995               1994
                                                                                        -------------      ------------
                                                                                                 (IN THOUSANDS)
ASSETS
Cash and demand deposits                                                                $      26,439            24,426
Money market investments                                                                       47,306             3,286
Investment securities, fair value $45,824 in 1995
 and $114,709 in 1994                                                                          46,710           117,907
Mortgage-backed securities, fair value $208,735 in 1995
 and $207,521 in 1994                                                                         213,679           229,429
Loans held for sale                                                                            42,561            31,006
Loans receivable, net                                                                       2,063,844         1,952,272
Investments in real estate, net                                                                16,754            26,374
Federal Home Loan Bank of Atlanta stock, at cost                                               36,053            37,418
Property and equipment                                                                         24,949            24,707
Prepaid expenses and other assets                                                              18,626            19,933
Deferred income taxes                                                                           5,930             6,078
                                                                                        -------------      ------------
                                                                                        $   2,542,851         2,472,836
                                                                                        =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits                                                                             $   1,532,640         1,469,925
   Notes payable and other borrowings                                                         781,712           777,577
   Mortgage escrow accounts                                                                    23,088            27,918
   Drafts payable                                                                              12,222            16,908
   Federal and state income taxes                                                               3,885             2,876
   Accrued expenses and other liabilities                                                      11,774             8,538
                                                                                        -------------      ------------
     Total liabilities                                                                      2,365,321         2,303,742
                                                                                        -------------      ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 15,000,000 shares
    authorized, none issued                                                                        --                --
   Common stock, $.10 par value, 35,000,000 shares authorized,
    8,120,541 shares issued and outstanding in 1995 and
    8,091,699 shares in 1994                                                                      812               809
   Additional paid-in capital                                                                  44,327            44,118
   Retained income, substantially restricted                                                  132,391           124,167
                                                                                        -------------      ------------
     Total stockholders' equity                                                               177,530           169,094
                                                                                        -------------      ------------
                                                                                        $   2,542,851         2,472,836
                                                                                        =============      ============

See accompanying note to consolidated financial statements.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            Three Months Ended       Nine Months Ended
                                                                              September 30,            September 30,
                                                                           --------------------    --------------------
                                                                             1995        1994        1995        1994
                                                                           --------    --------    --------    --------
                                                                               (IN THOUSANDS EXCEPT PER-SHARE DATA)
INTEREST INCOME
   Loans receivable                                                        $ 42,649      34,961     124,176     100,053
   Mortgage-backed securities                                                 3,298       3,606      10,142      10,970
   Investments                                                                2,002       1,981       6,403       7,188
                                                                           --------    --------    --------    --------
     Total interest income                                                   47,949      40,548     140,721     118,211
                                                                           --------    --------    --------    --------
INTEREST EXPENSE
   Deposits                                                                  18,889      14,833      53,283      42,605
   Notes payable and other borrowings                                        11,500       8,986      34,407      25,749
                                                                           --------    --------    --------    --------
     Total interest expense                                                  30,389      23,819      87,690      68,354
                                                                           --------    --------    --------    --------
NET INTEREST INCOME                                                          17,560      16,729      53,031      49,857
PROVISION FOR LOAN LOSSES                                                       231         150         668         510
                                                                           --------    --------    --------    --------
   Net interest income after provision for loan losses                       17,329      16,579      52,363      49,347
                                                                           --------    --------    --------    --------
NONINTEREST INCOME
   Service fees on loans                                                      1,494       1,667       4,576       4,893
   Service fees on deposits                                                     399         270       1,112         744
   Insurance commissions                                                        679         641       1,911       1,707
   Gain on sales of loans, net                                                  547         460         433       1,628
   Other                                                                        349         265         994         715
                                                                           --------    --------    --------    --------
     Total noninterest income                                                 3,468       3,303       9,026       9,687
                                                                           --------    --------    --------    --------
NONINTEREST EXPENSE
   Salaries and employee benefits                                             6,583       6,644      19,818      19,923
   Rent and other occupancy                                                   1,313       1,269       3,726       3,602
   Advertising                                                                  644         483       1,815       1,630
   Data processing                                                            1,591       1,572       4,821       4,847
   Equipment                                                                    376         435       1,219       1,311
   Federal deposit insurance and fees                                           969         926       2,838       2,765
   (Income) loss on investments in real estate, net                             (68)         20      (1,326)        (44)
   Other                                                                      2,690       2,359       7,655       7,016
                                                                           --------    --------    --------    --------
     Total noninterest expense                                               14,118      13,708      40,566      41,050
                                                                           --------    --------    --------    --------
INCOME BEFORE INCOME TAXES                                                    6,679       6,174      20,823      17,984
INCOME TAXES                                                                  3,009       2,418       8,704       7,097
                                                                           --------    --------    --------    --------
NET INCOME                                                                 $  3,670       3,756      12,119      10,887
                                                                           ========    ========    ========    ========

                                  (continued)

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            Three Months Ended       Nine Months Ended
                                                                              September 30,            September 30,
                                                                           --------------------    --------------------
                                                                             1995        1994        1995        1994
                                                                           --------    --------    --------    --------
                                                                               (IN THOUSANDS EXCEPT PER-SHARE DATA)
NET INCOME PER SHARE
   Primary                                                                 $    .41         .43        1.38        1.25
   Average shares primary                                                     8,802       8,692       8,743       8,648
   Fully diluted                                                           $    .41         .43        1.38        1.25
   Average shares fully diluted                                               8,811       8,692       8,767       8,667

See accompanying note to consolidated financial statements.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               ------------------------
                                                                                                  1995          1994
                                                                                               ----------    ----------
                                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income                                                                                  $   12,119        10,887
   Adjustments to reconcile net income to net cash provided by operating activities:
      Loans originated for sale, net                                                             (246,861)     (379,024)
      Purchase of loans acquired for sale                                                        (126,016)     (249,277)
      Sales of loans originated for sale                                                          361,756       708,970
      Amortization of unearned loan fees                                                           (1,383)       (1,287)
      Depreciation and amortization                                                                 3,046         3,199
      Deferred income taxes                                                                           148           489
      Equity in net income of real estate joint ventures                                           (1,461)       (2,177)
      Net increase (decrease) in accrued interest payable on deposits                                (194)           17
      Provision for losses on loans and investments in real estate                                  1,564         2,605
      Gain on sales of loans                                                                         (433)       (1,628)
      Gain on sale of real estate owned                                                              (933)         (514)
      Net increase (decrease) in accrued expenses and other liabilities                             3,236          (269)
      Net increase in federal and state income taxes payable                                        1,009           400
      Other, net                                                                                      843        (3,277)
                                                                                               ----------    ----------
        Net cash provided by operating activities                                                   6,440        89,114
                                                                                               ----------    ----------
INVESTING ACTIVITIES:
  Loan originations                                                                              (333,921)     (392,653)
  Loan fees deferred                                                                                1,375         3,931
  Purchases of loans and participations in loans                                                  (34,615)      (82,987)
  Principal repayments on loans                                                                   262,460       275,518
  Purchases of investment securities and Federal Home Loan Bank stock                             (14,167)       (6,161)
  Redemptions of investment securities and Federal Home Loan Bank stock                            86,061        67,196
  Purchases of mortgage-backed securities                                                              --           (23)
  Repayments of mortgage-backed securities                                                         15,079         9,177
  Net (increase) decrease in investments in and advances to real estate joint ventures                459          (434)
  Net decrease in other real estate                                                                 6,026         4,736
  Purchase of equipment                                                                            (3,288)       (2,384)
  Other, net                                                                                           --          (467)
                                                                                               ----------    ----------
        Net cash used by investing activities                                                     (14,531)     (124,551)
                                                                                               ----------    ----------

                                  (continued)

                   LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               ------------------------
                                                                                                  1995          1994
                                                                                               ----------    ----------
                                                                                                    (IN THOUSANDS)
FINANCING ACTIVITIES:
  Net increase in deposits                                                                         62,909         8,436
  Net increase (decrease) in short-term borrowings (original maturities less
   than three months)                                                                              27,583      (166,085)
  Proceeds from advances from Federal Home Loan Bank of Atlanta                                 1,980,945       961,718
  Repayment of advances from Federal Home Loan Bank of Atlanta                                 (2,008,800)     (836,178)
  Net increase in mortgage escrow accounts                                                         (4,830)         (527)
  Payment of dividends on common stock                                                             (3,894)       (2,420)
  Proceeds from exercise of stock options                                                             211           262
                                                                                               ----------    ----------
      Net cash provided (used) by financing activities                                             54,124       (34,794)
                                                                                               ----------    ----------
Increase (decrease) in cash and cash equivalents                                                   46,033       (70,231)
Cash and cash equivalents at beginning of period                                                   27,712        94,000
                                                                                               ----------    ----------
Cash and cash equivalents at end of period                                                     $   73,745        23,769
                                                                                               ==========    ==========

See accompanying note to consolidated financial statements.

                  LOYOLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995 and 1994
                                   (Unaudited)


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

    Cash equivalents for purposes of the Consolidated Statements of Cash Flows includes money market investments. Cash payments for income taxes were $7.5 million and $6.1 million for the nine months ended September 30, 1995 and 1994, respectively. Interest paid on deposits and borrowings was $87.7 million and $68.6 million for the nine months ended September 30, 1995 and 1994, respectively. Loans transferred to real estate acquired through foreclosures were $1.9 million and $2.8 million for the nine months ended September 30, 1995 and 1994, respectively. Loans originated to finance the sale of investments in real estate were $6.0 million and $4.0 million for the nine months ended September 30, 1995 and 1994, respectively.

    Primary net income per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the nine months ended September 30, 1995 and 1994. Fully diluted net income per common share is based on the average shares outstanding during the nine months ended September 30, 1995 and 1994, adjusted for the dilutive effect of stock options, which are considered common stock equivalents in the calculation of net income per common share.

    The consolidated results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

    The market values of investment securities and mortgage-backed securities are shown in the Consolidated Statements of Financial Condition. Gross unrealized gains and losses on such securities were as follows:


                                September 30, 1995        December 31, 1994
                             -----------------------   -----------------------
                                Gross        Gross        Gross       Gross
                             Unrealized   Unrealized   Unrealized   Unrealized
                                Gains       Losses        Gains       Losses
                             ----------   ----------   ----------   ----------
                                               (IN THOUSANDS)


Investment securities         $     4         890           18          3,216
Mortgage-backed securities          2        4,946          --         21,908


    The Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("Statement 114"), as amended by Statement 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively referred to as "Statement 114") effective January 1, 1995. As of January 1, 1995 and September 30, 1995 the Corporation did not have any loans which are considered to be impaired as defined in Statement 114.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income increased 5.0% during the quarter and 6.4% for the nine months ended September 30, 1995 when compared with the prior year periods. The following table presents changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the periods indicated.


                                          Three Months Ended            Nine Months Ended
                                          September 30, 1995            September 30, 1995
                                           Compared to 1994              Compared to 1994
                                       ------------------------      --------------------------
                                          Increase (Decrease)           Increase (Decrease)
                                       ------------------------      --------------------------
                                       Due to    Due to              Due to    Due to
                                       Volume     Rate      Net      Volume     Rate      Net
                                       ------    ------    -----     ------    -------   ------
                                                            (IN THOUSANDS)


INTEREST INCOME:

 Mortgage loans                        $4,920    1,160     6,080     15,550    3,011     18,561
 Construction loans                       225      284       509      1,739      606      2,345
 Consumer loans                         1,147      (48)    1,099      3,444     (227)     3,217
 Mortgage-backed securities              (285)     (23)     (308)    (1,384)     556       (828)
 Investments                             (544)     565        21     (3,186)   2,401       (785)
                                       ------    ------    -----     ------   -------   ------
  Total interest-earning assets         5,463    1,938     7,401     16,163    6,347     22,510
                                       ------    ------    -----     ------   -------   ------

INTEREST EXPENSE:

 Certificates of deposit                2,569    2,654     5,223      4,880    6,116     10,996
 Money market deposits                   (686)    (290)     (976)      (501)     617        116
 Other deposits                           (71)    (120)     (191)      (275)    (159)      (434)
 Short-term borrowings                  2,395      157     2,552      7,217    2,233      9,450
 Long-term borrowings                    (230)     192       (38)    (1,309)     517       (792)
                                       ------    ------    -----     ------    -------   ------
  Total interest-bearing liabilities    3,977    2,593     6,570     10,012    9,324     19,336
                                       ------    ------    -----     ------    -------   ------
Net interest income                    $1,486     (655)      831      6,151   (2,977)     3,174
                                       ======    ======    =====     ======    =======   ======



    The increase in net interest income for the quarter and the nine months ended September 30, 1995 was due primarily to the increased size of the mortgage and consumer loan portfolios which was partially offset by the decline in the Corporation's interest rate spread. Also contributing to this increase was the redeployment of assets from lower-yielding investments and mortgage-backed securities to higher-yielding mortgage and consumer loans. The decline in the Corporation's interest rate spread for the quarter and the nine months ended September 30, 1995 was due primarily to higher market interest rates when compared to the prior year periods which impact deposit and short-term borrowing rates more quickly than mortgage rates.

    The average balances of interest-earning assets and interest-bearing liabilities increased during the quarter and the nine months ended September 30, 1995 when compared to the same period for the prior year. These increases reflect a lower level of mortgage refinance activity in 1995 as well as management's decision in 1994 to expand the level of interest-earning assets thus leveraging the capital position of the Corporation's principal subsidiary, Loyola F.S.B. (the "Bank").

    The following table sets forth information regarding the dollar amount of revenue from interest-earning assets and the resulting yields, as well as the interest expense associated with interest-bearing liabilities for the three and nine month periods ended September 30. The table also reflects the interest rate spread and the net interest margin on the Corporation's interest-earning assets and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                       Three Months Ended September 30,
                                       -------------------------------------------------------
                                                       1995                             1994
                                       -------------------------------     -----------------------------
                                         Average                Yield/      Average              Yield/
                                         Balance     Interest    Rate       Balance    Interest   Rate
                                       ----------    --------   ------     ---------   --------  ------
                                                               (DOLLARS IN THOUSANDS)


WEIGHTED AVERAGE YIELD ON:
 Mortgage loans                        $1,612,693     32,111     7.96%     1,362,994    26,031    7.64%
 Construction loans                        88,522      2,579    11.56         76,210     2,070   10.78
 Consumer loans                           405,933      7,959     7.78        347,453     6,860    7.83
 Mortgage-backed securities               229,191      3,298     5.76        249,011     3,606    5.79
 Investments                              125,894      2,002     6.31        165,904     1,981    4.74
                                       ----------    --------              ---------   --------
  Total interest-earning assets        $2,462,233     47,949     7.77      2,201,572    40,548    7.35
                                       ==========    ========              =========   ========

WEIGHTED AVERAGE RATES PAID ON:
 Certificates of deposit               $  916,465     13,812     5.98        725,203     8,589    4.70
 Money market deposits                    367,216      3,803     4.11        432,096     4,779    4.39
 Other deposits                           288,288      1,274     1.75        303,389     1,465    1.92
 Short-term borrowings                    461,155      7,064     6.08        304,507     4,513    5.88
 Long-term borrowings                     312,979      4,436     5.62        329,541     4,473    5.39
                                       ----------    --------              ---------   --------
  Total interest-bearing liabilities   $2,346,103     30,389     5.14      2,094,736    23,819    4.51
                                       ==========    ========              =========   ========
Interest rate spread                                             2.63                             2.84
Net yield                                                        2.88                             3.06
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                             1.05x                            1.05x




                                 (continued)

                                                       Three Months Ended September 30,
                                       -------------------------------------------------------
                                                       1995                             1994
                                       -------------------------------     -----------------------------
                                         Average                Yield/      Average              Yield/
                                         Balance     Interest    Rate       Balance    Interest   Rate
                                       ----------    --------   ------     ---------   --------  ------

WEIGHTED AVERAGE YIELD ON:
 Mortgage loans                        $1,577,347     93,562     7.91%     1,313,378    75,001    7.61%
 Construction loans                        87,543      7,554    11.54         65,364     5,209   10.66
 Consumer loans                           393,401     23,060     7.84        334,691    19,843    7.93
 Mortgage-backed securities               229,669     10,142     5.89        261,491    10,970    5.59
 Investments                              140,824      6,403     6.08        223,754     7,188    4.29
                                       ----------    --------              ---------   --------
  Total interest-earning assets        $2,428,784    140,721     7.73      2,198,678   118,211    7.17
                                       ==========    ========              =========   ========

WEIGHTED AVERAGE RATES PAID ON:
 Certificates of deposit               $  875,836     37,626     5.74        750,097    26,630    4.75
 Money market deposits                    377,891     11,680     4.13        394,613    11,564    3.92
 Other deposits                           290,959      3,977     1.83        310,764     4,411    1.90
 Short-term borrowings                    447,294     20,722     6.19        285,859    11,272    5.27
 Long-term borrowings                     326,124     13,685     5.61        357,630    14,477    5.41
                                       ----------    --------              ---------   --------
  Total interest-bearing liabilities   $2,318,104     87,690     5.06      2,098,963    68,354    4.35
                                       ==========    ========              =========   ========
Interest rate spread                                             2.67                             2.82
Net yield                                                        2.90                             3.02
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                             1.05x                            1.05x




    Non-accruing loans are included in the average balances for loans receivable in the preceding table.

ASSET QUALITY

    The provision for losses on loans and investments in real estate is determined based on management's judgment concerning the inherent risks and quality of the loan portfolio. Management considers a range of factors in its regular review of asset quality. Such factors include historical loss experience, the present and prospective financial condition of borrowers, the estimated value of underlying collateral, geographical and industry concentrations, economic conditions, delinquency experience and the status of nonperforming assets. The adequacy of the allowances for losses on loans and investments in real estate is determined through an asset classification process performed on a quarterly basis. This process involves a consistent detailed analysis of the loan and real estate portfolios and the related allowances for losses. Management believes that based on these analyses, the allowances for losses on loans and investments in real estate are adequate at September 30, 1995.

    The following is a summary of the Corporation's nonperforming assets as of the dates indicated:



                                            September 30,       December 31,
                                                1995                1994
                                            -------------       ------------
                                                     (IN THOUSANDS)


Nonaccrual loans                               $ 6,563              6,221
Troubled debt restructurings                     1,455              1,461
Real estate acquired through foreclosure        11,699             20,601
Repossessed autos and boats                        542                581
                                               -------             ------
                                               $20,259             28,864
                                               =======             ======


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

    Real estate acquired through foreclosure decreased $8.9 million during the nine months ended September 30, 1995 primarily due to the sale of a hotel during the second quarter and sales of lots and condominium units in various projects.

    The following table presents the Corporation's allowances for losses on loans and investments in real estate acquired through foreclosure as of the dates indicated:



                                                           September 30,       December 31,
                                                               1995                1994
                                                           -------------       ------------
                                                                (DOLLARS IN THOUSANDS)


Consumer and commercial loans                                 $ 8,044             10,560
Construction and mortgage loans                                 3,486              3,173
Real estate acquired through foreclosure                        6,005              9,008
                                                              -------             ------
                                                              $17,535             22,741
                                                              =======             ======
Ratio of allowances for losses to nonperforming assets           86.6%              78.8%


PROVISION FOR LOAN LOSSES

    The following table sets forth the activity in the allowance for loan losses for the periods indicated:



                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                    1995       1994          1995      1994
                                  -------     ------        ------    ------
                                                 (IN THOUSANDS)


Balance at beginning of period    $14,835     14,100        13,733    14,625
                                  -------     ------        ------    ------
Charge-offs                         3,594      1,011         4,806     3,237
Recoveries                             58       (608)       (1,935)   (1,949)
                                  -------     ------        ------    ------
 Net charge-offs (recoveries)       3,536        403         2,871     1,288
                                  -------     ------        ------    ------
Provision for loan losses             231        150           668       510
                                  -------     ------        ------    ------
Balance at end of period          $11,530     13,847        11,530    13,847
                                  =======     ======        ======    ======



    The provision for loan losses increased $81,000 for the quarter and $158,000 for the nine months ended September 30, 1995 when compared to the same periods for the prior year. Charge-offs net of recoveries increased $3.1 million for the quarter and $1.6 million for the nine months ended September 30, 1995 when compared to the prior year periods. The increase in net charge-offs was due primarily to the settlement in the third quarter of a loan and related legal action both of which had been previously fully reserved for.

NONINTEREST INCOME

    When compared with the same periods in 1994, noninterest income increased $165,000 for the quarter and decreased $661,000 for the nine months ended September 30, 1995. The decrease for the nine months is primarily the result of a decrease in gains on sales of loans caused by a decline in the volume of loans sold on a servicing-released basis as the Corporation experienced significantly lower loan origination volumes during the first six months of the year. The lower level of service fees on loans for the quarter was due primarily to lower late charges accrued on consumer loans.

    The increase in noninterest income for the quarter was due to higher service fees on deposits and gains on sales of loans which offset reduced service fees on loans. The increase in service fees on deposits was due to growth in the number of transaction accounts and a revised fee structure. The increase in gains on sales of loans was due to a favorable interest rate environment and increased loan volume in the Corporation's mortgage-banking subsidiary during the third quarter. The reduction in service fees on loans was due primarily to lower late charges assessed on consumer loans.

NONINTEREST EXPENSES

    Noninterest expenses increased $410,000 for the quarter and decreased $484,000 for the nine months ended September 30, 1995 when compared with the same periods in 1994. The increase for the quarter was due primarily to increased shareholder communication, accounting and legal expenses relating to the Corporation's pending merger with Crestar Financial Corporation ("Crestar"). The decrease for the nine months ended September 30, 1995 was due primarily to an increase in income on investments in real estate which totalled $1.3 million when compared to the prior year period. Excluding the effect of the income on investments in real estate, noninterest expense increased $498,000 for the quarter and $798,000 for the nine months ended September 30, 1995 when compared to the prior year periods.

    The increase in income on investments in real estate for the nine months was due primarily to a reduction in the provision for losses on real estate acquired through foreclosure. Such provision declined $980,000 for the nine months ended

September 30, 1995 when compared to the prior year period. The reduced provision was due to a declining level of foreclosed assets, recoveries of previously recognized losses due to legal action and improving market conditions for the sale of such properties.

    Salaries and employee benefits decreased $61,000 for the quarter and $105,000 for the nine months ended September 30, 1995 when compared with the same periods in 1994. These decreases reflect reduced staffing levels resulting from the restructuring of the Corporation's mortgage banking subsidiary which was completed during the third quarter of 1994. Such decreases were offset by lower loan origination volumes, particularly in the first six months of the year, which resulted in a higher ratio of salaries and benefits charged to expense rather than being deferred and expensed over the life of the related loans.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

    Money market investments increased $44.0 million while investment securities decreased $71.2 million (60.4%) during the nine months ended September 30, 1995. These changes were due to the reinvestment of matured securities primarily into overnight federal funds.

    Loans receivable increased $111.6 million (5.7%) at September 30, 1995 compared to December 31, 1994. This increase was due mainly to a greatly reduced level of loan payoffs over the last nine months. This reduced level of loan payoffs together with increased volumes of adjustable rate mortgage loans which are maintained in portfolio more than offset the effect of the decrease in originations of fixed-rate mortgage loans.

    Deposits increased $62.7 million (4.3%) at September 30, 1995 compared to December 31, 1994. This increase was due primarily to an increase in long-term fixed-rate certificates of deposit. Accrued expenses and other liabilities increased $3.2 million (37.9%) at September 30, 1995 compared to December 31, 1994. This increase was due to normal increases in accruals for charitable contributions, incentive bonuses which will typically be funded by year-end and marketing expenses. Also included was an increase of $555,000 in accrued pension expense.

LIQUIDITY AND CAPITAL RESOURCES

    As a federal thrift institution, the Bank is required by its primary regulator, the Office of Thrift Supervision ("OTS"), to maintain daily average balances of liquid assets equal to 5% of net withdrawable accounts and borrowings payable in one year or less. The Bank's liquidity ratio averaged 5.0% for September, 1995, and 4.0% for December, 1994. The Bank's liquidity ratio declined below the required 5% in December, 1994 due to certain U.S. Treasury securities which had been pledged as collateral on reverse repurchase agreements, thus disqualifying such investments from the liquidity calculation. This shortfall was restored in January, 1995.

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

    Based upon the latest available quarterly proforma computations of NPV by the OTS, the Bank's measured IRR exceeded 2% of the estimated market value of its assets at December 31, 1994, March 31, and June 30, 1995. Thus, the Bank's risk-based capital ratio may be reduced at December 31, 1995. Such reduction is not expected to affect the Bank's ability to meet its minimum capital requirements. However, it could affect the Bank's capital category discussed below.

    The prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain defined restrictions. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier one risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The Bank is in the "well capitalized" category at September 30, 1995 based upon its capital ratios noted below.

    The table below presents the Bank's regulatory capital position at September 30, 1995 relative to its various minimum regulatory capital requirements applicable at that date and on a fully phase-in basis.



                                                                      Fully Phased-In
                                        Actual at                 Using September 30, 1995
                                   September 30, 1995                     Balances
                                -------------------------       ---------------------------
                                              Percent of                        Percent of
                                              Regulatory                        Regulatory
                                  Amount        Assets            Amount          Assets
                                ----------    ----------        ---------       ----------
                                                   (DOLLARS IN THOUSANDS)


Tangible capital                $  154,532      6.11%             150,152           5.95%
Tangible capital regulatory
 requirement                        37,936      1.50               37,862           1.50
                                ----------      ----            ---------           ----
Excess                          $  116,596      4.61%             112,290           4.45%
                                ==========      ====            =========           ====

Leverage (core) capital         $  154,532      6.11%             150,152           5.95%
Leverage (core) capital
 regulatory requirement             75,872      3.00               75,723           3.00
                                ----------      ----            ---------           ----
Excess                          $   78,660      3.11%              74,429           2.95%
                                ==========      ====            =========           ====
Regulatory assets               $2,529,059                      2,524,107
                                ==========                      =========




                                                                      Fully Phased-In
                                        Actual at                 Using September 30, 1995
                                   September 30, 1995                     Balances
                                -------------------------       ---------------------------
                                              Percent of                        Percent of
                                              Regulatory                        Regulatory
                                  Amount        Assets            Amount          Assets
                                ----------    ----------        ---------       ----------
                                                   (DOLLARS IN THOUSANDS)


Risk-based capital              $  167,576     10.42%             163,196          10.18%
Current risk-based capital
 regulatory requirement            128,621      8.00              128,225           8.00
                                ----------     -----            ---------          -----
Excess                          $   38,955      2.42%              34,971           2.18%
                                ==========     =====            =========          =====

Risk-weighted assets            $1,607,759                      1,602,807
                                ==========                      =========



    The Bank's excess risk-based capital increased as of September 30, 1995 when compared with December 31, 1994 primarily due to net income for the nine months ended September 30, 1995 which was partially offset by an increase of $90.3 million in risk-weighted assets.

    The primary reason for the decrease in capital on a fully phased-in basis is the phase-out from capital of the Bank's investment in real estate held for development and sale and investments in and advances to real estate joint ventures.

IMPACT OF NEW ACCOUNTING STANDARDS

    MORTGAGE SERVICING RIGHTS. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (Statement 122). Statement 122 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement will require, among other provisions, the Bank to capitalize the estimated fair value of servicing rights on loans originated for sale, and amortize such amount over the estimated servicing rights on loans originated for sale, and amortize such amount over the estimated servicing life of the loan.
Management has determined that it will adopt the provisions of Statement 122 in the fourth quarter of 1995 and has determined that the effect of adoption on the Bank's financial condition or results of operations will be immaterial.

    STOCK-BASED COMPENSATION. In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" ("Statement 123"). Statement 123 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management has not determined when it will adopt the provisions of Statement 123 and has not estimated the effect of adoption on the Corporation's financial condition or results of operations.

    RECENT DEVELOPMENTS. The Bank's premiums for deposit insurance are based upon rates established for the Savings Association Insurance Fund ("SAIF") of the FDIC. As SAIF remains substantially undercapitalized, legislation has been introduced in Congress (i) to recapitalize SAIF, (ii) to merge SAIF with the Bank Insurance Fund ("BIF"), and (iii) to provide for the payment of interest on the Financing Corporation ("FICO") bonds issued in 1987. Under the proposed legislation, a significant one-time special assessment may have to be paid by the Bank (amounting to approximately 78 CENTS per $100 of SAIF insured deposits or approximately $11.7 million based on deposits at September 30, 1995). Further, the Bank would have to pay annually approximately 2.5 CENTS per $100 of insured deposits (in addition to regular deposit insurance premiums) to fund FICO interest payments. Although passage of the legislation appears likely, the ultimate form of the legislation, including the tax deductability, timing and amount of any payments to be made thereunder, cannot be determined at this time.

                                    Part II
                               Other Information


Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities.
          a.  None
          b.  None

Item 3.   Defaults Upon Senior Securities.
          a.  None
          b.  None

Item 4.   Submission of Matters to a Vote of Security Holders.

          A Special Meeting of Stockholders of the Corporation was held on October 17, 1995. The purpose of the meeting was to vote on the proposed merger of the Corporation into Crestar Financial Corporation. The merger was approved by the stockholders as follows:

                                                                  % of Shares
                                         # of Shares              Outstanding
                                        -----------              -----------
                    For                  6,367,190                    78.4%
                    Against                 72,297                       .9
                    Abstentions             24,075                       .3
                    Broker non-votes             0                        0

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          a.  None
          b. The registrant filed a Current Report on Form 8-k on October 10, 1995 to report that it had executed a First Amendment (the "Amendment") to the Agreement and Plan of Merger (the "Merger") with Crestar Financial Corporation ("Crestar"). The Amendment was executed to reflect that Crestar and the Registrant deemed it advisable to commence branch closing procedures with respect to seven branches of Loyola Federal Savings Bank, the principal subsidiary of the Registrant prior to the effective date of the Merger. In consideration of the Registrant's agreement to commence such branch closing procedures, Crestar agreed in the Amendment to waive certain conditions precedent to Crestar's obligations to commence the Merger.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Loyola Capital Corporation
                                      ----------------------------------------
                                      (Registrant)



Date  November 13, 1995             By /s/ James V. McAveney
     ------------------------         ----------------------------------------
                                      James V. McAveney
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer



Date  November 13, 1995             By /s/ Dennis P. Neville
     ------------------------         ----------------------------------------
                                      Dennis P. Neville
                                      Senior Vice President and Controller